Form 10-K
period 1994-09-30
BALLARD MEDICAL PRODUCTS
filed 1994-12-22
CIK 723534

FORM 10-K

           SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549


   [X]   ANNUAL  REPORT PURSUANT  TO  SECTION  13  OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         [FEE REQUIRED]

               for the fiscal year ended
                   September 30, 1994

                           or

   [  ]  TRANSITION  REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         [NO FEE REQUIRED]

                        0-11493
                 Commission file number

                BALLARD MEDICAL PRODUCTS
               Exact name of registrant
              as specified in its charter

                          UTAH
     State or other jurisdiction of incorporation
                    or organization

                       87-0340144
            I.R.S. Employer Identification No.


     12050 Lone Peak Parkway, Draper, Utah  84020
                 Address and Zip Code
             of principal executive offices

                     (801) 572-6800
            Registrant's telephone number,
                  including area code


   Securities registered to 12(b) of the Act:  None

   Securities registered pursuant to Section 12(g) of the Act:

               Title of Class:  Common
              Par Value:  $0.10 per share

   [X]   Yes   Indicate  by  check  mark whether  the
               Registrant (1) has filed all reports
   [ ]   No    required to  be
               filed by  Section 12 or  15(d) of  the
               Securities Exchange Act of 1934 during
               the preceding 12  months (or for  such
               shorter period that the registrant was
               required to  file such  reports),  and
               (2)  has been  subject to  such filing
               requirements for the past 90 days.

   [  ]  Indicate  by check  mark  if  disclosure  of
         delinquent  filers pursuant  to Item  405 of
         Regulation  S-K   (Section 229.405  of  this
         chapter) is not  contained herein, and  will
         not   be   contained,   to   the   best   of
         registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

   The aggregate market value of the voting stock held by nonaffiliates of the registrant as of 11/30/94:

                      $242,354,800

   The   number   of   shares  outstanding   of   the
   registrant's   class  of   common  stock,   as  of
   11/30/94:

                       26,467,745


          DOCUMENTS INCORPORATED BY REFERENCE

         The following documents are incorporated by reference herein:

          1.   Annual  Report   to  Shareholders  for
               fiscal year ended September  30, 1994:
               Incorporated  into  Parts  I   and  II
               hereof.

          2.   Proxy Statement for Annual  Meeting of
               Shareholders to  be held  January  23,
               1995:    Incorporated  into  Part  III
               hereof.


                BALLARD MEDICAL PRODUCTS

         Cross Reference Sheet Showing Location
           in Annual Report or Proxy Statement
   of Information Required by Certain Form 10-K Items

                                      LOCATION IN
                                      REFERENCE
    FORM 10-K ITEMS                   MATERIALS

    Part I

         Item 1.     Business         Annual Report,
                                      pp. 1-5

         Item 2.     Properties       Annual Report,
                                      p. 1

    Part II.

         Item 5.     Market for
                     Registrant's
                     Common Equity
                     and Related
                     Stockholder      Annual Report
                     Matters          pp. 5, 6

         Item 6.     Selected
                     Consolidated     Annual Report,
                     Financial Data   pp. 6, 7
         Item 7.     Management's
                     Discussion and
                     Analysis of
                     Financial
                     Condition and    Annual Report,
                     Results of       pp. 23-25
                     Operations

          Item 8.    Consolidated
                     Financial
                     Statements and
                     Supplementary    Annual Report,
                     Data             pp. 8-22

    Part III

          Item 10.   Directors and
                     Executive        Proxy
                     Officers of the  Statement, pp.
                     Registrant       3, 16-18

          Item 11.   Executive        Proxy
                     Compensation     Statement, pp.
                                      4-10
          Item 12.   Security
                     Ownership of
                     Certain          Proxy
                     Beneficial       Statement, pp.
                     Owners and       2-4
                     Management


                      DEFINITIONS

         As used herein, the following terms have the meanings indicated:

          1.   "Ballard"  refers  to Ballard  Medical
               Products.

          2.   The  "Company"  and  the  "Registrant"
               refer to Ballard and its subsidiaries.

          3.   "MIC"  refers  to Medical  Innovations
               Corporation, a wholly-owned subsidiary
               of Ballard.

          4.   "Code  Blue"  refers   to  Code   Blue
               Medical Corporation,  a former wholly-
               owned subsidiary of Ballard, which was
               statutorily  merged  into  Ballard  in
               May, 1993.

          5.   "BREH" refers to  Ballard Real  Estate
               Holdings,    Inc.,    a   wholly-owned
               subsidiary of Ballard.

          6.   "BI" refers  to Ballard International,
               Inc.,  a  wholly-owned  subsidiary  of
               Ballard.

          7.   The  "Annual  Report"  refers  to  the
               Company's Annual Report for the fiscal
               year ended September  30, 1994,  which
               was mailed to  its shareholders and to
               the Commission on or about December 9,
               1994.

          8.   The "Proxy  Statement" refers  to  the
               Company's  Proxy  Statement mailed  to
               its shareholders and to the Commission
               on or about December 9, 1994,  for the
               Annual Shareholder Meeting to  be held
               January 23, 1995.


                         PART I

   ITEM 1.  BUSINESS

         The information  required  by this  item  is
   incorporated   herein   by   reference  from   the
   Company's  Annual   Report.    In   addition,  the
   following information is provided:

         BUSINESS DEVELOPMENTS

         The  United  States  continues  to   be  the
   principal  market for the Company's products.  The
   Company's 120-person sales force is complemented by a distribution system comprised of specialty and general line dealers.

         During the  1994  fiscal year,  the  Company
   restructured much  of its distribution  system.  A
   significant  volume  of   distribution  has   been
   shifted from specialty dealers to  larger, general
   line dealers.   This restructuring results in one-
   time deferrals by each new general line dealer in orders, while previous specialty dealers reduce existing inventories.

         Internationally,    the     Company    sells
   principally     through     various    independent
   distributors, supported  by a small sales force of
   eleven.   The  Company intends  to  allocate  more
   resources to international sales and marketing efforts during the next few years.

         Sales by  the Company are generated  in many
   areas within the hospital, such  as intensive care
   units,  emergency  services, gastrointestinal  and
   radiology  procedures  rooms,   burn  units,   and
   respiratory therapy, as well as the main hospital operating room and outpatient/satellite surgi-centers. A second important market for certain of the Company's products is the alternate care market. Alternate care site sales are improving as patients are moved into these locations at an increasing rate.

         The Company's strategy  will continue to  be
   to  focus   on  the  specialized   critical  care,
   operating  room,  and alternate  care  sites.   We
   believe that the sale of the Company's TRACH CARE products is somewhat seasonal, in that sales are better during the winter months when there is a greater incidence of respiratory illness.

         RAW MATERIALS

         The Company does not face any serious supply
   shortage with respect to raw materials used in the
   manufacture  of  its  products.     Many  of   the
   Company's products are  manufactured from  various
   resins and plastics.  The Company purchases resins
   and plastics  from a number  of different vendors.
   One  exception   to  this  is  that   the  Company
   currently has only one  supplier of resins used in

   the Company's DOUBLE SCRUB scrub brush. Although some resin companies are in short supply, the Company so far has not had any serious problem obtaining needed quantities of these resins.

         The Company's Chlorhexidinegluconate ("CHG")
   solutions used  in  its FOAM  CARE   products  are
   purchased from  two different  suppliers.   The 4%
   CHG   is   currently   purchased    from   Xttrium
   Laboratories, Inc.,  and the  2% CHG  is currently
   purchased   from  Huntington   Laboratories,  Inc.
   There can be no assurance that the Company will be able to continue to have access to sufficient quantities of these CHG materials. CHG is heavily regulated by the FDA.

         Last year, the Company reported that it had entered into a contract to purchase a 4% CHG formula and an amended new drug application. The
   Seller of that CHG formula was unable to deliver a formula that was satisfactory to the Company.
   Therefore, the $1 million contract was terminated.

         The Company purchases significant amounts of paper products and tubing, along with a number of different chemicals used in the manufacture of other hand wash solutions sold as part of the Company's FOAM CARE product line. There are many different suppliers of such chemicals, tubing, and paper products. Some paper product companies have been in short supply, but the Company has adjusted lead times and made other adjustments so that this has not presented a problem.

         The Company also  purchases different  types
   of  silicone  materials  from  various  suppliers.
   Depending  upon  the  specific  type  of  silicone
   involved, there  are anywhere  from a few  to many
   sources.    Some  manufacturers  have  scaled back
   their  supply  of  silicone  materials  which  are
   implanted  or placed  in the  human body  for more
   than  thirty  days,  in  part  because   of  legal
   problems surrounding silicone breast implants.  So
   far,  the   Company  has  not   had  any   serious
   difficulty obtaining needed silicone materials.

         There are many  potential sources of balloon
   materials  used by  the  Company in  MIC's enteral
   feeding  product  line,  although   MIC  currently
   purchases substantially all of such balloons from one source.


         PATENTS

         The  Company  owns  numerous   patents  with
   respect to its products and feels that these patents are extremely important to the Company's ability to compete effectively in the market place.

         1.  TRACH CARE

         The  Company  owns  19  U.S.   patents  with
   respect to its TRACH CARE family of products. The expiration dates on these patents range from February, 2003 to January, 2011. The Company also has several U.S. and foreign patents pending covering various TRACH CARE improvements.

         2.  FOAM CARE

         The  Company's   FOAM  CARE   products   are
   protected  by ten   U.S.  patents either  owned or
   licensed by  the Company,  along with a  number of
   foreign  patents.    The  Company's  U.S.  patents
   expire  between  January, 1997  and  August, 2011.
   The  Company  also  has  other  U.S.  and  foreign
   patents   pending,   covering   its    FOAM   CARE
   technology.

         3.  EASI-LAV

         The Company owns five U.S. patents with respect to its EASI-LAV products, with expiration dates ranging from June, 2006 to July, 2011.
   There are also other pending U.S. and foreign patents.

         4.  BAL CATH

         The  Company's BAL Cath product is protected
   by four  U.S. patents,  all owned by  the Company.
   Expiration  dates  range  from  August,   2009  to
   September, 2010.   Other U.S.  and foreign  patent
   applications are also pending.

         5.  MIC

         MIC's products  are  protected by  ten  U.S.
   patents owned  by the Company, along  with various
   foreign patents.  The U.S.  patents expire between
   January, 1999 and October, 2011.  The Company also
   has other U.S. and  foreign patents pending on MIC
   products, and  is a  licensee of  certain patented
   technology  under   a  License   Agreement   dated
   effective July  28, 1991  with Martin  J. Winkler,
   M.D.


   TRADEMARKS

         1.  BALLARD TRADEMARKS

         Although  patents and  registered trademarks
   do not provide guaranteed protection,  the Company
   believes   that  they   are   important   to   its
   competitive   position   in   the    health   care
   marketplace.   The  Company's  rights in  a  given
   trademark should last indefinitely, so long as the
   Company continues to use  the mark to identify the
   particular  product   involved.     Ballard   owns
   numerous trademarks, including the following which have been registered in the U.S. Patent and Trademark Office:


         REGISTRATION      REGISTRATION            REGISTERED
         NUMBER            DATE                    TRADEMARK


         1,325,596         March 19, 1985          FOAM CARE DOUBLE SCRUB
         1,328,357         April 2, 1985           DOUBLE SCRUB
         1,328,358         April 2, 1985           TRACH CARE
         1,338,744         June 4, 1985            BALLARD MEDICAL PRODUCTS
         1,358,803         September 10, 1985      FOAM CARE
                                                   (Blown up letters)
         1,358,802         September 10, 1985      FOAM CARE
         1,491,006         June 7, 1988            SAFETY SHIELD KIT
         1,500,402         August 16, 1988         READY CARE
         1,569,479         December 5, 1989        SAFETY DRAIN
         1,608,110         July 31, 1990           TRACH CARE WET PAK
         1,655,483         September 3, 1991       EASI-LAV
         1,753,765         February 23, 1993       BALLARD EASI-LAV
         1,793,553         September 21, 1993      BAL Cath
         1,797,703         October 12, 1993        CODE BLUE EASI-LAV
         1,818,717         February 1, 1994        CHAR-FLO
         1,837,691         May 31, 1994            FLASH FOAM
         1,840,243         June 21, 1994           FOAM CARE


         2.  MIC TRADEMARKS

         MIC has registered the  following trademarks
   with  the  United  States  Patent   and  Trademark
   Office, in addition to others pending:


         REGISTRATION      REGISTRATION            REGISTERED
         NUMBER            DATE                    TRADEMARK

         1,414,121         October 21, 1986        MIC (with Snake)
         1,512,575         November 15, 1988       SECUR-LOK
         1,548,136         July 18, 1989           MEDICAL INNOVATIONS
                                                   CORPORATION
         1,713,379         September 8, 1992       MIC-KEY
         1,746,978         January 19, 1993        SHUR-FORM



         The Company also maintains foreign trademark
   registrations  in  Australia,  Belgium/Luxembourg,
   Canada, France,  Germany, Spain,  Switzerland  and
   the United Kingdom.   In addition, the Company has
   various other trademark registrations pending.

         MANUFACTURING BACKLOG

         Generally,  all  sales  of  product  by  the
   Company  include  terms  requiring payment  within
   thirty days.  Product  is typically not allowed to
   be returned  unless defective or shipped in error.
   As  of November  30,  1994, the  Company  had back
   orders  of approximately $422,042,  in contrast to
   approximately $440,600 in back orders at the  same
   time in  1993.   Back orders are  generally filled
   within  ten days.   Most of these  back orders are
   custom kits.

         COMPETITION

         Each of  the Company's products  competes in
   major markets  within  the health  care  industry.
   Many of  the Company's competitors are  larger and
   more  established  in the  market  place  than the
   Company, and many competitors have larger research
   staffs,   facilities,    and   marketing   forces.
   However,  the  aggressive  marketing   and  unique
   qualities of the Company's product  lines continue
   to be  well received  and are helping  the Company
   maintain,  and in some cases, increase its portion
   of  the market.   The  Company's market  share and
   competition  vary from  product  to product.   The
   Company estimates  there are approximately  ten to
   fifteen  competing  companies  for  its  FOAM CARE
   products  and  three or  four competitors  for its
   TRACH CARE products.   Depending upon the specific
   product  line,   there   are  anywhere   from   no
   competitors to three  or four competitors  for MIC
   products.    Each  year, there  are  an increasing
   number of competitors for each of these product lines.

         EMPLOYEES

         The Company currently has 692 full-time employees, 420 of whom are hourly production employees.

         During fiscal year 1993, the Company created two specialized sales forces with the goal being to increase market penetration. During the 1994 fiscal year, much training and stabilizing of the sales force took place.  The total sales force now
   numbers 122 U.S. sales representatives, split into
   a   TRACH  CARE/EASI-LAV   sales  force   with  56
   representatives  and a  FOAM CARE/MIC  sales force
   with 51 representatives.   In addition,  there are
   15  full-time  Division  Sales  Managers   and  11
   international sales representatives.

         MANUFACTURING AND WORKING CAPITAL

         All of Ballard's products are assembled, and
   many  component  parts  are  manufactured,  at the
   Company's premises, located in Draper, Utah, where
   Ballard has complete facilities for the design and
   construction  of   the  Company's   own   tooling,
   prototype  molds, and  production  molds.    MIC's
   products   are  manufactured   at  its   plant  in
   Milpitas,  California.   The Company  uses plastic
   injection molding and assembly techniques in the manufacture of each of its products.

         RESEARCH AND DEVELOPMENT

         The  Company  maintains  a  staff  of design
   engineers, project managers,  and other  employees
   for  continuing   research  and   development   of
   products.     We   are  committed   to  constantly
   searching for new products and for improvements to
   existing  products,   and  we  are   committed  to
   allocating  sufficient  resources  to  meet  these
   important  objectives.   The following  table sets
   forth the amounts expended by the Company in the last three fiscal years for Company-sponsored, in-house research and development activities:

                                         9/30/94       9/30/93        9/30/92

    Company-sponsored in-house
    research and development          $1,638,475    $1,345,052     $1,047,048
    expenses


   ITEM 2.  PROPERTIES

         The Company owns a 276,000 square foot plant
   on approximately twenty  acres of land in  Draper,
   Salt  Lake County,  Utah.   The  Draper  plant has
   housed our executive offices since March, 1991 and
   provides space needed  for our current production.
   Through BREH, the Company also  owns approximately
   one   hundred  acres  of  ground  surrounding  the
   original twenty acres.


         MIC's plant (approximately 21,000 square feet) is a leased facility located at McCandless
   Technology Park, Milpitas, California. The plant is leased pursuant to a written lease whose term expires in July, 1998.

   ITEM 3.  LEGAL PROCEEDINGS

         GUARDIANSHIP OF CARMEN MARIE SMOOT
         v. BALLARD MEDICAL PRODUCTS, ET AL.

         No material developments have occurred in this litigation since the filing of the Company's
   Form  10-Q for  the quarter  ended June  30, 1994.
   The parties continue to engage in the discovery process.

         BALLARD MEDICAL PRODUCTS
         v. HUNTINGTON LABORATORIES, INC.

         On or about  December 15, 1994, Judge  Bruce
   Jenkins, sitting  in  the United  States  District
   Court for the District  of Utah, Central Division,
   denied  the  cross-motions  for   partial  summary
   judgment filed  by Huntington  and Ballard  on the
   grounds   that  he  felt  there  was  insufficient
   relevant  evidence  in the  record  to  enable the
   court  to  rule.    Judge Jenkins  has  given  the
   parties thirty days to  supplement the record  and
   to request  the court  to reconsider  their cross-
   motions for  summary judgment.   In the  meantime,
   both parties are proceeding with discovery, in preparation for trial.

   ITEM 4.     SUBMISSION  OF  MATTERS TO  A  VOTE OF
               SECURITY HOLDERS

         During the fourth quarter of the fiscal year
   ended   September  30,   1994,  no   matters  were
   submitted to a vote of shareholders.

                      RISK FACTORS

         The following risks should be considered in evaluating the Company and its shares and the financial information presented herein:

         COMPETITION.  A  number of  well-established
   medical  products  companies, both  in  the United
   States  and  abroad,  with  substantially  greater
   capital   resources   and   larger  research   and
   development  staffs  and   facilities,  and   with
   substantially   greater  marketing   systems,  are
   engaged in the  manufacture and  sale of  products

   which  compete with  products of  Ballard  and its
   subsidiaries, and such other companies are engaged
   in research designed to reach similar goals as the
   Company.  Such companies may succeed in developing
   and  marketing similar  products which  are better
   than those of the Company and also may prove to be
   more   successful  than   the   Company   in   the
   manufacturing and marketing of their products.  In
   recent months, the Company has reduced pricing for
   certain products in order  to meet competition and
   the  price reductions  demanded by hospitals.   In
   the future the results of the Company's operations
   could  continue  to   be  impacted  by   increased
   competition and continuing pricing pressures.

         PATENTS.  The  Company owns certain  patents
   and   proprietary   information   acquired   while
   developing their products, and they  are licensees
   of certain other technology.  One of the Company's
   early U.S.  TRACH CARE   patents has expired.   As
   patents expire,  more  competing products  may  be
   released  into the marketplace by other companies.
   The ability of the  Company to continue to compete
   effectively with  other medical  device  companies
   may  be materially  dependent upon  the protection
   afforded by its patents and the confidentiality of
   certain  proprietary  information.    There  is no
   assurance that patents will be issued for products recently released into the marketplace or for products presently being developed. If patents of the Company are challenged, an adverse ruling could materially adversely affect the Company's sales and profits.

         HEALTH CARE REFORM.   Threatened government-
   mandated reforms  continue  to cause  concern  and
   uncertainty throughout the  health care  industry.
   The Company's  future results of  operations could
   be severely impacted by government reforms such as
   strict   cost   controls   and    other   possible
   restrictions being considered by federal and state law makers.

         RESEARCH AND DEVELOPMENT.  In the continuing
   development  of   products,  the   Company   spent
   $1,638,475,   $1,345,052,   and  $1,047,048,   for
   research and development in the fiscal years ended
   September 30, 1994, 1993, and  1992, respectively.
   The Company plans to continue spending substantial
   sums for research, development, and improvement of
   existing products and for research and development
   of  new  products.   There  is  no assurance  that
   research and development expenditures in the past or in the future will result in products which are


   commercially   viable  so  as  to  recoup  related
   research and development costs or to allow the Company to continue to grow and be profitable.

         TECHNOLOGICAL    CHANGE.       The   medical
   technology  as utilized  by  the Company  has been
   subject to  rapid  advances.   While  the  Company
   feels that  it currently possesses  the technology
   necessary to carry on its business, its commercial
   success  will  depend  on  its ability  to  remain
   current  with   respect  to   such   technological
   advances  and  to  retain   experienced  technical
   personnel. Furthermore, there can be no assurance that other technological advances will not render the Company's technology and certain products uneconomical or obsolete.

         FDA REGULATION.   Certain  Company  products
   are regulated  by the United States  Food and Drug
   Administration (FDA).   The Company is required to
   adhere   to    existing   standards    for    good
   manufacturing practices and to engage in extensive
   record keeping and reporting.   The Company may be
   subject to additional FDA rules and regulations depending on the future products it develops.
   While the Company believes it will be able to satisfy FDA requirements with respect to its proposed and existing products, there can be no assurance that difficulties or excessive costs will not be encountered in the Company's efforts to secure necessary FDA approvals which would delay or preclude the Company from releasing and marketing such products. In addition, the extent of governmental regulation which may arise from future legislative or administrative action cannot be predicted.

         PRODUCT LIABILITY.   The Company's  products
   are intended  to be  used on  or around  humans by
   competent  medical  personnel.    In  the event  a
   patient develops  medical problems  in  connection
   with the Company's products, the Company  could be
   liable for  substantial damages.   The Company has
   product liability insurance, but there is no assurance that the Company would not be materially adversely affected from any claim which may be made, or judgment which may be entered, against it.

         LACK OF DIVIDENDS.   Prior to January, 1990,
   no dividends had  been paid by the Company  on its
   shares  of Common  Stock.   The  Company  has paid
   dividends since January, 1990.  However, there can


   be no assurance that dividends will be paid on shares in the future.

         UNCERTAINTY OF FINANCIAL RESULTS AND CAPITAL
   NEEDS.   There may be substantial  fluctuations in
   the Company's results of operations because of the
   timing   and  receipt   of  revenues   and  market
   acceptance  of existing  Company  products.    The
   ability of the Company to expand its manufacturing
   and marketing operations cannot be  predicted with
   certainty.    If  revenues   do  not  continue  to
   increase as rapidly as  they have in the past  few
   years, or  if manufacturing,  marketing,  research
   and development are not successful or require more
   money than is anticipated, the Company may have to
   scale  back  product  marketing,  development  and
   production   efforts   and   attempt   to   obtain
   additional financing.   There can  be no assurance
   that the Company would be able to obtain timely additional financing in the amounts required or that such financing, if available, would be on terms advantageous to the Company.

         SUPPLY  OF  RAW MATERIALS.   Certain  of the
   Company's   products   are   dependent  upon   raw
   materials  for  which  there  are  single  or  few
   sources.   So  far, the  Company has  not  had any
   serious problems obtaining  needed raw  materials.
   However,  there  can  be  no  assurance  that  the
   Company  will be  able  to continue  to  depend on
   existing  sources of certain materials.   SEE "RAW
   MATERIALS" in Part I.

                        PART II

   ITEM 5.     MARKET FOR  REGISTRANT'S COMMON EQUITY
               AND RELATED STOCKHOLDER MATTERS

         The information  required by Item  5 of this
   Part II is incorporated herein by reference from the Company's Annual Report.

   ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The  information required by Item  6 of this
   Part II is incorporated by reference from the Company's Annual Report.

   ITEM 7.     MANAGEMENT'S  DISCUSSION AND  ANALYSIS
               OF FINANCIAL CONDITION AND  RESULTS OF
               OPERATIONS

         The information  required by Item  7 of this
   Part II is incorporated herein by reference from the Company's Annual Report.

   ITEM 8.     CONSOLIDATED FINANCIAL STATEMENTS  AND
               SUPPLEMENTARY DATA

         The Company's consolidated balance sheets as
   of  September 30,  1994 and  1993 and  the related
   consolidated     statements     of     operations,
   stockholders' equity and cash flows for each of the three years in the period ended September 30, 1994 are incorporated herein by reference from the Company's Annual Report.

   ITEM 9.     CHANGES  IN   AND  DISAGREEMENTS  WITH
               ACCOUNTANTS    ON    ACCOUNTING    AND
               FINANCIAL DISCLOSURE

         There are no disagreements on accounting and financial disclosure to be disclosed under this
   Item 9.


                        PART III

   ITEM 10.    DIRECTORS  AND  EXECUTIVE OFFICERS  OF
               THE REGISTRANT

         DIRECTORS

         The information required by Item 10 related to Directors of the Company is incorporated herein by reference from the Proxy Statement.

         EXECUTIVE OFFICERS

         The  President,  Executive  Vice  President,
   Vice Presidents, Secretary, Treasurer, and General
   Counsel  of Ballard  Medical Products  are elected
   annually at  the regular  meeting of the  Board of
   Directors   following   the   Annual  Meeting   of
   Shareholders  and serve  at the discretion  of the
   Board of  Directors.   There is no  arrangement or
   understanding between  any executive  officer  and
   any other person pursuant to which he was or is to
   be  selected   as  an   officer.     The  business
   background for at least the past five years of each executive officer is as follows:


         NAME AND AGE            BACKGROUND


         Dale H. Ballard (71)          President,  Chief  Executive   Officer,
                                       Chairman of the Board (1)

         Harold R. ("Butch")           Executive Vice President,
         Wolcott (47)                  General Manager (2)


         E. Martin Chamberlain (54)    Director, Vice  President of Regulatory
                                       Affairs, Secretary (3)

         Bradford D. Bell (45)         Vice President of  Sales and  Marketing
                                       (4)

         Kenneth R. Sorenson (51)      Treasurer (5)

         Paul W. Hess (40)             Director, General Counsel (6)


   (1)   See Proxy Statement, p. 16.

   (2)   Mr. Wolcott  was appointed  by the Board  of
         Directors  as  Executive  Vice President  of
         Ballard in June, 1994.  He was hired by  the
         Company  as  General  Manager  in  December,
         1992.   Prior  to  joining  Ballard, he  was
         employed  by  Pilot Cardiovascular  Systems,
         Inc.  in  San  Clemente,   California,  from
         April, 1991  until December, 1992,  where he
         worked  initially  as   Vice  President   of
         Operations  and  later  as  Chief  Operating
         Officer.   From April, 1990  to April, 1991,
         Mr. Wolcott provided consulting  services to
         various  medical  device  companies.    From
         January, 1987 until April, 1990, Mr. Wolcott worked for Catheter Technology Corporation of Salt Lake City, Utah, as Vice President of Manufacturing.

   (3)   See Proxy Statement, p. 17.

   (4)   Mr. Bell  was  appointed Vice  President  of
         Sales and  Marketing on August 1,  1994.  He
         served as Director  of Marketing for Ballard
         since  October, 1991.   Prior  to  coming to
         work  for Ballard, Mr. Bell  worked for Bard
         Access  Systems  (formerly named  Davol/Cath
         Tech,  Inc.), where he served as Director of
         Marketing   from  the  fall  of  1988  until
         October, 1991.

   (5)   Mr.  Sorenson  joined the  Company  in July,
         1985.    He  has  worked  in  the  Company's
         accounting  department   since  joining  the
         Company. He became Treasurer of the Company in August, 1985. Mr. Sorenson is a graduate of Brigham Young University in Accounting.

   (6)   See Proxy Statement, p. 17.


   ITEMS 11, 12, and 13.

         The information required by Items 11, 12 and

   13 of this Part III is incorporated herein by reference from the Proxy Statement.

                        PART IV

   ITEM 14.    EXHIBITS,    CONSOLIDATED    FINANCIAL
               STATEMENTS,   CONSOLIDATED   FINANCIAL
               STATEMENT  SCHEDULES,  AND REPORTS  ON
               FORM 8-K

         (a) DOCUMENTS FILED AS PART OF REPORT

               1.    CONSOLIDATED FINANCIAL
                     STATEMENTS

         The  following  are included  in  the Annual
   Report incorporated by reference into Parts I and II of this report:

               Independent  Auditor's  Report,  dated
               November 11, 1994;

               Consolidated Statements  of Operations
               for  the  Years  Ended  September  30,
               1994, 1993, and 1992;

               Consolidated  Balance   Sheets  as  of
               September 30, 1994 and 1993;

               Consolidated Statements  of Cash Flows
               for  the  Years  Ended  September  30,
               1994, 1993 and 1992;

               Consolidated       Statements       of
               Stockholders'  Equity  for  the  Years
               Ended September  30, 1994,  1993,  and
               1992;

               Notes   to    Consolidated   Financial
               Statements.

               2.    CONSOLIDATED FINANCIAL STATEMENT
                     SCHEDULES

         The following are included in this report:

               Independent  Auditors'   Report  dated
               November 11,  1994;

               Supplemental  Schedule I  - Short-Term
               Investments as of September 30, 1994;

               Supplemental Schedule VIII - Valuation
               Accounts  for  the  Three Years  Ended
               September 30, 1994;

               Supplemental Schedule X - Supplemental
               Income  Statement Information  for the
               Three Years Ended September 30, 1994;

               Other schedules required by  Rule 5.04
               of Regulation S-X are  omitted because
               of the absence of the conditions under
               which they are required or because the
               required  information  is included  in
               the consolidated financial  statements
               or related notes.

               3.    EXHIBITS

         See  "Ballard  Medical  Products   Index  to
   Exhibits" attached to this report.

         (b)   REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 1994.

         (c)   EXHIBITS

         See  "Ballard  Medical  Products  Index  to
   Exhibits" attached to this report.

         (d)   SEPARATE FINANCIAL STATEMENT
               SCHEDULES

         Not applicable.

              INDEMNIFICATION UNDERTAKING

         For  the  purpose   of  complying  with  the
   amendments   to  the  rules   governing  Form  S-8
   (effective July 13, 1990) under the Securities Act
   of  1933,   the  undersigned   registrant   hereby
   undertakes as follows, which undertaking  shall be
   incorporated   by   reference  into   registrant's
   Registration  Statements on  Form S-8  No. 2-90684
   (filed   April  24,  1984);   No.  2-94306  (filed
   November 9, 1984); No.  33-0840 (filed October 17,
   1985);  No. 33-17698 (filed October  9, 1987); No.
   33-25628  (filed November  8, 1988);  No. 33-36851
   (filed  September  17, 1990;  No.  33-41720 (filed
   July 10, 1991);  No. 33-56302 (filed  December 24,
   1992); and No. 33-73194 (filed December 20, 1993).

         Insofar  as indemnification  for liabilities
   arising under  the Securities  Act of 1933  may be
   permitted to directors,  officers and  controlling
   persons   of  the   registrant  pursuant   to  the
   foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the


   Securities    and    Exchange   Commission    such
   indemnification  is  against   public  policy   as
   expressed in  the Securities  Act of 1933  and is,
   therefore, unenforceable.    In the  event that  a
   claim for indemnification against such liabilities
   (other  than  the payment  by  the  registrant  of
   expenses incurred or paid  by a director,  officer
   or  controlling person  of the  registrant  in the
   successful   defense  of   any  action,   suit  or
   proceeding)  is asserted by such director, officer
   or  controlling  person  in  connection  with  the
   securities being registered, the  registrant will,
   unless in  the opinion  of its counsel  the matter
   has been settled  by controlling precedent, submit
   to   a  court  of   appropriate  jurisdiction  the
   question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                       SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


   Date:  12/15/94      BALLARD MEDICAL PRODUCTS

                        By:   Dale H. Ballard
                              President, Director

         Pursuant   to   the   requirements  of   the
   Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Date:  December 15, 1994      By:   Dale H. Ballard
                                       Director

   Date:  December 15, 1994      By:   E. Martin Chamberlain
                                       Director

   Date:  December 15, 1994      By:   Dale H. Ballard, Jr.
                                       Director

   Date:  December 15, 1994      By:   Paul W. Hess
                                       Director

   Date:  December 15, 1994      By:   Kenneth R. Sorenson
                                       Treasurer


   INDEPENDENT AUDITORS' REPORT

   To the Board of Directors and Stockholders of Ballard Medical Products:

         We have audited  the consolidated  financial
   statements  of   Ballard  Medical   Products   and
   subsidiaries as  of September 30,  1994 and  1993,
   and for  each  of the  three years  in the  period
   ended  September  30, 1994,  and  have issued  our
   report  thereon  dated  November  11,  1994, which
   report includes an explanatory paragraph as to the
   change in the Company's  method of accounting  for
   income   taxes;    such   consolidated   financial
   statements and  report are included  in your  1994
   Annual Report to Stockholders and are incorporated
   herein by reference.  Our audits also included the
   consolidated  financial   statement  schedules  of
   Ballard Medical Products and  subsidiaries, listed
   in   Item  14.     These   consolidated  financial
   statement  schedules are the responsibility of the
   Company's  management.   Our responsibility  is to
   express  an opinion based  on our audits.   In our
   opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

                                Deloitte & Touche LLP
                                Salt Lake City, Utah
                                    November 11, 1994


   SUPPLEMENTAL SCHEDULE I
   BALLARD MEDICAL PRODUCTS
   SHORT-TERM INVESTMENTS
   SEPTEMBER 30, 1994

                          PRINCIPAL                      MARKET      CARRYING
                             AMOUNT          COST         VALUE        AMOUNT


    Tax-free cash
    management funds    $10,194,584   $10,194,584   $10,194,584   $10,194,584

    Time certificates
    of deposit            3,901,262     3,901,262     3,901,262     3,901,262

    U.S. Treasury
    securities              293,045       293,045       293,045       293,045

    Municipal bonds      12,136,378    12,136,378    12,136,378    12,136,378

         Total          $26,525,269   $26,525,269   $26,525,269   $26,525,269



   SUPPLEMENTAL SCHEDULE VIII
   BALLARD MEDICAL PRODUCTS
   VALUATION ACCOUNTS
   FOR THE THREE YEARS ENDED
   SEPTEMBER 30, 1994

                         BALANCE AT
                          BEGINNING   ADDITION TO    CHARGED TO    BALANCE AT
                            OF YEAR     ALLOWANCE         COSTS   END OF YEAR

    ALLOWANCE FOR
    DOUBTFUL ACCOUNTS:

         1994              $242,747          NONE     $(42,747)      $200,000

         1993              $169,558      $172,284     $(99,095)      $242,747

         1992              $169,558          NONE          NONE      $169,558


    ALLOWANCE FOR
    SALES RETURNS:


         1994              $122,000      $200,000    $(122,000)      $200,000

         1993               $77,284       $44,716          NONE      $122,000

         1992              $150,000          NONE     $(72,716)       $77,284


   SUPPLEMENTAL SCHEDULE X
   BALLARD MEDICAL PRODUCTS
   SUPPLEMENTARY INCOME STATEMENT
   INFORMATION FOR THE THREE YEARS
   ENDED SEPTEMBER 30, 1994

                                         Amounts Charged to Costs and Expenses

    ITEMS                                     1994         1993          1994


    Depreciation and amortization       $2,477,007   $1,622,200      $830,445

    Royalty expense                      1,404,681    1,401,542     1,113,577

    Repairs and maintenance                799,699      399,000       107,075



                            BALLARD MEDICAL PRODUCTS

                                Index to Exhibits


    EXHIBIT NO.   EXHIBIT DESCRIPTION       SEQUENTIALLY NUMBERED PAGE


     3.1          Restated Certificate of   Incorporated herein by reference
                  Incorporation, dated      to Exhibit 3.1 to Form 10-K,
                  June 18, 1987             filed December 29, 1989.

     3.2          July 10, 1991 Articles    Incorporated herein by reference
                  of Amendment to Articles  to Exhibit 4.2 to the
                  of Incorporation          Registration Statement on Form
                                            S-3, filed November 13, 1991,
                                            Registration No. 33-43910.

     3.3          September 20, 1993        Incorporated herein by reference
                  Articles of Amendment to  to Exhibit 3.3 to Form 10-K
                  Articles of               filed December 16, 1993.
                  Incorporation

     3.4          Articles of Merger of     Incorporated herein by reference
                  Subsidiary (Code Blue     to Exhibit 3.4 to Form 10-K
                  Medical Corporation)      filed December 16, 1993.

     3.5          Amended and Restated      Incorporated herein by reference
                  Bylaws, dated October     to Exhibit 3.3 to Form 10-K,
                  12, 1992                  filed December 24, 1992.

     4.1          See Exhibits 3.1, 3.2,
                  3.3, 10.1, 10.2, 10.3,
                  10.4, 10.5, 10.6, 10.7,
                  and 10.8

     9            None

    10.1          Material Contract:        Incorporated herein by reference
                  1984 Incentive Stock      to the Registration Statement on
                  Option Plan               Form S-8, filed November 9,
                                            1984, Registration No. 2-94306.

    10.2          Material Contract:        Incorporated herein by reference
                  1987 Incentive Stock      to the Registration Statement on
                  Option Plan               Form S-8, filed October 9, 1987,
                                            Registration No. 33-17698.


    EXHIBIT NO.   EXHIBIT DESCRIPTION       SEQUENTIALLY NUMBERED PAGE


    10.3          Material Contract:        Incorporated herein by reference
                  1988 Incentive Stock      to the Registration Statement on
                  Option Plan               Form S-8, filed November 18,
                                            1988, Registration No. 33-25628.

    10.4          Material Contract:        Incorporated herein by reference
                  1990 Incentive Stock      to the Registration Statement on
                  Option Plan               Form S-8, filed September 17,
                                            1990, Registration No. 33-36851.

    10.5          Material Contract:        Incorporated herein by reference
                  1991 Incentive Stock      to Exhibit 4.2 to Registration
                  Option Plan               Statement on Form S-8, filed
                                            July 10, 1991, Registration No.
                                            33-41720.

    10.6          Material Contract:        Incorporated herein by reference
                  1992 Incentive Stock      to Exhibit 4.3 to Registration
                  Option Plan               Statement on Form S-8, filed
                                            with Post-Effective Amendment
                                            No. 1 on April 9, 1993,
                                            Registration No. 33-56302.

    10.7          Material Contract:        Incorporated herein by reference
                  Amended and Restated      to Exhibit 4.5 to Registration
                  1993 Incentive Stock      Statement on Form S-8, filed
                  Option Plan               December 20, 1993, Registration
                                            No. 33-73194.

    10.8          Material Contract:        p.
                  1994 Incentive Stock
                  Option Plan

    10.9          Material Contract:        Incorporated herein by reference
                  Agreement of Settlement   to Exhibit 19 to Form 10-Q,
                  dated March 1, 1990,      filed May 15, 1990.
                  with Smiths Industries
                  Medical Systems, Inc.
                  and Smiths Industries
                  PLC

    10.10         Material Contract:        Incorporated herein by reference
                  Development Agreement,    to Exhibit 10.25 to Form 10-K,
                  dated June 11, 1990 with  filed December 28, 1990.
                  Draper City


    EXHIBIT NO.   EXHIBIT DESCRIPTION       SEQUENTIALLY NUMBERED PAGE


    10.11         Material Contract:        Incorporated herein by reference
                  Noncompete and            to Exhibit 10.25 to Form 10-K,
                  Nondisclosure Agreement   filed December 28, 1990.
                  between the Company and
                  Domenick P. Treschitta
                  made effective September
                  1, 1993

    10.12         Material Contract:        Incorporated herein by reference
                  Stock Purchase Agreement  to Exhibit 10.1 to Form 8-K,
                  Concerning the Purchase   filed March 13, 1993.
                  by Ballard Medical
                  Products of All Stock of
                  Medical Innovations
                  Corporation

    10.13         Material Contract:        Incorporated herein by reference
                  Employment Agreement      to Exhibit 10.17 to Form 10-K,
                  dated February 26, 1993,  filed December 16, 1993.
                  among Stephen K. Parks,
                  Medical Innovations
                  Corporation, and Ballard
                  Medical Products

    10.14         Material Contract:        Incorporated herein by reference
                  Employment Agreement      to Exhibit 10.18 to Form 10-K,
                  dated February 26, 1993,  filed December 16, 1993.
                  among Damon Nuckolls,
                  Medical Innovations
                  Corporation, and Ballard
                  Medical Products

    10.15         Material Contract:        Incorporated herein by reference
                  Lease dated September 8,  to Exhibit 10.19 to Form 10-K,
                  1986 between Medical      filed December 16, 1993.
                  Innovations Corporation,
                  as Tenant, and
                  McCandless Technology
                  Park, Milpitas, Phase I,
                  as Landlord, with Fourth
                  Amendment

    10.16         Material Contract:        Incorporated herein by reference
                  Agreement dated           to Exhibit 10.21 to Form 10-K,
                  effective October 1,      filed December 16, 1993.
                  1993 between Ballard
                  Medical Products and H.
                  Earl Wright and The
                  Wright Foamer Co.
    11            Computation of Income     p.
                  Per Common Share and
                  Common Equivalent Share



    EXHIBIT NO.   EXHIBIT DESCRIPTION       SEQUENTIALLY NUMBERED PAGE

    12            Not Applicable

    13            Ballard Medical Products  p.
                  1994 Annual Report for
                  the year ended September
                  30, 1993

    16            Not Applicable

    18            Not Applicable

    21            Subsidiaries of Ballard   p.
                  Medical Products

    22            Not Applicable

    23            Independent Auditor's
                  Consent                   p.

    24            Not Applicable

    25            Not Applicable

    26            Not Applicable

    27            Financial Data Schedule   p.

    28            Not Applicable