Form 10-Q
period 1994-12-31
BALLARD MEDICAL PRODUCTS
filed 1995-02-14
CIK 723534

As filed with the Securities and Exchange Commission
                        on February 14, 1995

                              FORM 10-Q

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                          DECEMBER 31, 1994
                    (for quarterly period ended)

                               0-11493
                       Commission File Number

                      BALLARD MEDICAL PRODUCTS
       (Exact name of registrant as specified in its charter)

                                UTAH
   (State or other jurisdiction of incorporation or organization)

                             87-0340144
               (I.R.S. Employer Identification Number)

             12050 LONE PEAK PARKWAY, DRAPER, UTAH 84020
        (Address and zip code of principal executive offices)

                           (801) 572-6800
        (Registrant's telephone number, including area code)

                           Not Applicable
   (Former name, former address and former fiscal year, if changed since last report)


   The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


   APPLICABLE ONLY TO CORPORATE ISSUERS

   Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date:
   26,486,996 - all common, February 8, 1995

              BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

                           FORM 10-Q INDEX

                                                             Page

   PART I     FINANCIAL INFORMATION                            4

   Item 1.    Financial Statements                             4

              Condensed Unaudited Consolidated
              Balance Sheets as of December 31, 1994
              and September 30, 1994                         4-5

              Condensed Unaudited Consolidated
              Statements of Operations for the three
              months ended December 31, 1994 and 1993        6-7

              Condensed Unaudited Consolidated
              Statements of Cash Flows for the
              three months ended December 31,
              1994 and 1993                                    8

              Notes to Condensed Unaudited
              Consolidated Financial Statements                9

   Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations   10

              Risk Factors                                    12

   PART II    OTHER INFORMATION                               14

   Item 1.    Legal Proceedings                               14

   Item 2.    Changes in Securities                           15

   Item 3.    Defaults Upon Senior Securities                 15

   Item 4.    Submission of Matters to a Vote
              of Security Holders                             15

   Item 5.    Other Information                               16

   Item 6.    Exhibits and Reports on Form 8-K                16

              Signatures                                      16

              Index to Exhibits                               16

                             DEFINITIONS

         As used herein, the following terms have the meanings indicated:

          1.   "Ballard" refers to Ballard Medical Products.

          2. The "Company" and the "Registrant" refer to Ballard and its subsidiaries.

          3. "MIC" refers to Medical Innovations Corporation, a wholly-owned subsidiary of Ballard.

          4.   "Code   Blue"   refers   to   Code   Blue   Medical
               Corporation, a  former wholly-owned  subsidiary  of
               Ballard,  which was statutorily merged into Ballard
               in May, 1993.

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

   PART I - FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

   BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES
   CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS



   ASSETS                                              12/31/94        9/30/94
        CURRENT ASSETS:

             Cash and cash equivalents              $19,070,286    $15,109,682

             Investments available
             for sale (cost:  $15,608,143)           14,617,631

             Investments                                            16,330,685

             Trade accounts receivable - net         14,838,393     13,505,173

             Other receivables                        2,226,997      1,723,637

             Inventories:
                  Raw materials                       3,025,696      3,231,757
                  Work-in-progress                    2,078,527      2,088,350
                  Finished goods                      3,505,045      4,353,529

             Deferred income taxes                      659,717        407,405

             Income tax refunds receivable            2,347,031      2,347,031

             Prepaid expenses                           549,550        690,143

                  Total current assets               62,918,873     59,787,392

        PROPERTY AND EQUIPMENT:

             Land                                     1,849,512      1,849,511

             Building                                11,923,232     11,912,302

             Molds                                    2,181,581      2,044,983

             Machinery and equipment                  7,491,204      7,401,870

             Vehicles                                   469,179        441,135

             Furniture and fixtures                   1,168,452      1,067,148

             Leasehold improvements                      99,406         71,118

             Construction in progress                   785,092        729,922

                  Total                              25,967,658     25,517,989

             Less accumulated depreciation            4,806,037      4,514,129

             Property and equipment - net            21,161,621     21,003,860

        INTANGIBLE ASSETS - net                      11,613,548     11,568,397

        OTHER ASSETS                                     20,624         20,624

        DEFERRED INCOME TAXES                           313,461        258,952

        TOTAL                                       $96,028,127    $92,639,225


   See Notes to Condensed Unaudited Consolidated Financial Statements.

                                                        12/31/94       9/30/94

   LIABILITIES AND STOCKHOLDERS' EQUITY

        CURRENT LIABILITIES:

             Accounts payable                          $501,181       $228,749

             Accrued liabilities:

                  Employee compensation                 501,635      1,114,092

                  Income taxes payable                1,221,877

                  Royalties                             511,487        370,579

                  Other                                 444,138        492,306

                       Total current liabilities      3,180,318      2,205,726

        DEFERRED INCOME TAXES

                  Total liabilities                   3,180,318      2,205,726

        STOCKHOLDERS' EQUITY:

             Common stock                             2,647,076      2,645,586

             Additional paid-in capital              28,364,825     28,291,261

             Retained earnings                       62,480,830     59,496,652

             Net unrealized loss on
             investments available for sale
             (net of taxes)                            (644,922)

                  Total stockholders' equity         92,847,809     90,433,499

       TOTAL                                        $96,028,127    $92,639,225

   See Notes to Condensed Unaudited Consolidated Financial Statements.

   BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

   CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Three Months     Three Months
                                               Ended 12/31/94   Ended 12/31/93

   NET SALES                                      $18,510,229      $16,035,355

   COST OF PRODUCTS SOLD                            6,218,877        4,849,317

   GROSS MARGIN                                    12,291,352       11,186,038

   OPERATING EXPENSES:

         Selling, general and administrative        5,356,123        4,949,201

         Research and development                     461,565          391,153

         Royalties                                    370,500          311,075

              Total operating expenses              6,188,188        5,651,429

   OPERATING INCOME                                 6,103,164        5,534,609

   OTHER INCOME - net                                 911,300        1,060,151

   INCOME BEFORE INCOME TAX EXPENSE                 7,014,464        6,594,760

   INCOME TAX EXPENSE                               2,448,000        2,302,774

   INCOME BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING FOR INCOME TAXES            4,566,464        4,291,986

   CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING FOR INCOME TAXES                                       1,403,232

   NET INCOME                                       $4,566,464      $5,695,218

   See Notes to Condensed Unaudited Consolidated Financial Statements.

   BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

   CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
   (continued)

                                                 Three Months     Three Months
                                               Ended 12/31/94   Ended 12/31/93
   INCOME PER COMMON AND COMMON EQUIVALENT
   SHARES:

        Income before cumulative effect of
        change in accounting for income taxes          $0.168           $0.158

        Cumulative effect of change in
        accounting for income taxes                                      0.052

        Net income                                     $0.168           $0.210

   INCOME PER COMMON SHARES ASSUMING FULL
   DILUTION:

        Income before cumulative effect of
        change in accounting for income taxes          $0.167           $0.158

        Cumulative effect of change in
        accounting for income taxes                                      0.052

        Net income                                     $0.167           $0.210

   WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING:

        Common and common equivalent share         27,246,658       27,155,223

        Common share assuming full dilution        27,320,177       27,155,416

   See Notes to Condensed Unaudited Consolidated Financial Statements.

   BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

   CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Three Months     Three Months
                                               Ended 12/31/94   Ended 12/31/93
   CASH FLOWS FROM OPERATING ACTIVITIES           $5,477,147        ($596,592)

   CASH FLOWS FROM INVESTING ACTIVITIES:

        Capital expenditures for property
        and equipment                                (449,669)     (4,094,362)

        Purchases of investments
        available for sale                         (3,810,264)

        Purchases of investments                                   (5,332,748)

        Purchases of intangible assets               (282,184)       (521,829)

        Proceeds from maturities of
        investments available for sale              4,532,806

        Proceeds from maturities of
        investments                                                 4,639,962

        Net cash used in investing activities          (9,311)     (5,308,977)

   CASH FLOWS FROM FINANCING ACTIVITIES:

        Proceeds from exercise of options              75,054         701,612

        Cash dividends paid                        (1,582,286)     (1,329,575)

        Purchase of treasury stock                                   (124,750)

        Net cash used in financing activities      (1,507,232)       (752,713)

   NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                      3,960,604      (6,658,282)

   CASH AND CASH EQUIVALENTS, BEGINNING OF
   PERIOD                                          15,109,682      16,113,853

   CASH AND CASH EQUIVALENTS, END OF PERIOD       $19,070,286      $9,455,571

   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                  Three Months    Three Months
                                                Ended 12/31/94  Ended 12/31/93
   Cash paid during the period for taxes              $505,000        $200,000

   SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES:

   During the three months ended December 31, 1993, the Company increased additional paid-in capital by $1,514,763 which represents the tax benefit attributable to the compensation received by employees from the exercise and disqualifying disposition of incentive stock options.

   During the three months ended December 31, 1994, the Company included in equity $644,922 of net unrealized losses on investments available for sale (net of taxes). See Note 4 below.

   See  Notes  to  Condensed   Unaudited  Consolidated   Financial
   Statements.

   BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

   NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

   1. In management's opinion, the accompanying condensed unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial condition of Ballard Medical Products and Subsidiaries as of December 31, 1994 and September 30, 1994, the results of operations for the three months ended December 31, 1994 and 1993, and the cash flows for the three months ended December 31, 1994 and 1993.

   2. The results of operations for the three months ended December 31, 1994 are not indicative of the results to be expected for the full year ended September 30, 1995.

   3. On December 28, 1994, the Company paid a cash dividend of $.06 per share to shareholders of record as of December 12, 1994.

   4.    On  October 1,  1994,  the Company  adopted  Statement of
         Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities". SFAS 115 requires the Company to classify its investment securities as either held to maturity, available for sale, or trading. At December 31, 1994, the Company considers all of its investment securities to be available for sale and, as such, accounts for its investments at fair value with any tax-affected unrealized gain or loss reported as a separate component of stockholders' equity. The adoption of SFAS 115 on October 1, 1994, resulted in a decrease in the carrying values of investments available for sale of approximately $1,036,000, as of October 1, 1994, with a corresponding decrease in stockholders' equity and increase in deferred taxes receivable of approximately $659,000 and $377,000, respectively. Implementation of SFAS 115 will result in additions to or deductions from total stockholders' equity as the result of fluctuations in fair value.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company's 1994 Annual Report to Shareholders contains management's discussion and analysis of financial condition and results of operations at and for the year ended September 30, 1994. The following discussion and analysis describes material changes in the Company's financial condition and position from September 30, 1994. Trends of a material nature are discussed to the extent known and considered relevant. The analysis of results of operations compares the three months ended December 31, 1994 with the corresponding period of 1993. This analysis should be considered in conjunction with the condensed unaudited consolidated balance sheets, condensed unaudited consolidated statements of operations, and condensed unaudited consolidated statements of cash flows.

   RESULTS OF OPERATIONS

         OVERVIEW - The Company's net sales for the first quarter of fiscal year 1995 were at a record level, increasing more than 15% over the corresponding period of fiscal year 1994 and more than 47% higher than the previous quarter ended September 30, 1994. The Company's net income for the first quarter was strong with after tax profits of 24.7% of net sales, compared with 10.3% for the previous quarter.

         SALES - Net sales for the three months ended December 31, 1994 increased 15.4% to $18,510,229, compared with
   $16,035,355 for the corresponding period in fiscal year 1994. Net sales have increased principally due to better market penetration by the Company's expanded sales force resulting in increased sales of the TRACH CARE custom kits and MIC enteral feeding catheters. The Company hopes that the remaining quarters of fiscal year 1995 will continue a pattern of growth and profitability.

         There were no price increases during the three months covered by this report; therefore, the increase in sales is attributable primarily to an increased volume of products sold.

         All sales of the Company and related receipts were in U.S. dollars. Export sales to unaffiliated customers from the Company's domestic operations did not exceed 10 percent of the Company's domestic consolidated sales.

         COST OF PRODUCTS SOLD - Cost of products sold for the three months ended December 31, 1994 was $6,218,877 compared to $4,849,317 for the corresponding period of 1993. As a percentage of net sales, cost of products sold for the three months ended December 31, 1994, compared to 1993, increased 3.3% from 30.2% to 33.5%. The increase reflects the initially higher costs of introducing new products to the market, as well as anticipated higher manufacturing overhead costs and variable changes in sales mix.

         OPERATING EXPENSES - Operating expenses consist of selling, general, and administrative expenses, research and development expenses, and royalty expenses. Total operating expenses for the three months ended December 31, 1994 were $6,188,188 which represents an increase of 9.5% over the corresponding period of 1993.

         The increase in operating expenses is due primarily to increased selling, general, and administrative expenses which increased from $4,949,201 in the quarter ended December 31, 1993 to $5,356,123 in the quarter ended December 31, 1994. These increased costs reflect the increased level of sales. As a percentage of net sales, selling, general, and administrative expenses decreased from 30.9% in the quarter ended December 31, 1993 to 28.9% in the quarter ended December 31, 1994.

         Research and development and royalty expenses as a percentage of net sales remained relatively consistent between the periods.

         OTHER INCOME - Other income consists principally of interest income from investments and royalty income from the licensing of the TRACH CARE closed suction system. For the three months ended December 31, 1994 other income totaled $911,300, compared to $1,060,151 for the three months ended December 31, 1993. The decrease primarily reflects a reduction in royalty income.

         NET INCOME - Net income for the three months ended December 31, 1994 increased 6.4% to $4,566,464, compared to $4,291,986 for the three months ended December 31, 1993. The increase in net income reflects the growth in net sales. As a percentage of net sales, net income for the three months ended December 31, 1994 was strong, at 24.7%.

   LIQUIDITY AND CAPITAL RESOURCES

         The Company's balance sheet and financial condition have never been stronger. At December 31, 1994 the Company's current assets exceeded its current liabilities by $59,738,555, a current ratio of 19.8 to 1.0. The Company had $33,687,917 in cash, cash equivalents, and investments available for sale at December 31, 1994, an increase of $2,247,550 since September 30, 1994. Cash flows from operations totaled $5,477,147 for the quarter ended December 31, 1994. Stockholders' equity increased by $2,414,310 during the three months ended December 31, 1994, going from $90,433,499 at September 30, 1994 to
   $92,847,809 at December 31, 1994.

         In addition to its strong liquid position and equity balance, the Company does not have any long-term debt nor does it intend to utilize debt to fund future expansion. The Company maintains a $4,000,000 unsecured line of credit with its bank but has never drawn on this line. Continued growth in cash, cash equivalents, and investments provides the Company financial stability and flexibility to fund current operations, acquisitions, future growth, and expansion, and to continue its dividend payment policy.

         At December 31, 1994, trade receivables totaled $14,838,393, compared to $13,505,173 at September 30, 1994.
   The increase in receivables reflects the increase in net sales for the period.

         Inventories at December 31, 1994 were $8,609,268, a decrease of $1,064,368 since September 30, 1994. The decrease in inventory levels reflects the changes made in the Company's distribution system as well as a normalizing of hospital and distributor purchasing.

         No significant commitments for the purchase of inventory or property or equipment existed as of December 31, 1994.

         During the three months ended December 31, 1994, the Company paid cash dividends totaling $1,582,286.

   RISK FACTORS

         The following  risks should  be considered  in evaluating
   the  Company  and   its  shares  and  the  foregoing  financial
   information:

         COMPETITION. A number of well-established medical products companies, both in the United States and abroad, with substantially greater capital resources and larger research and development staffs and facilities, and with substantially greater marketing systems, are engaged in the manufacture and sale of products which compete with products of the Company, and such other companies are engaged in research designed to reach goals similar to the Company's. Such companies may succeed in developing and marketing similar products which are better or more cost effective than those of the Company and its subsidiaries and also may prove to be more successful than the Company in the manufacturing and marketing of their products. In recent months, the Company has reduced pricing for certain products in order to meet competition and the price reductions demanded by hospitals. In the future, the results of the Company's operations could continue to be impacted by increased competition and continuing pricing pressures.

         PATENTS. The Company owns certain patents and proprietary information acquired while developing its products, and the Company is the licensee of certain other technology. One of the Company's early U.S. TRACH CARE patents has expired. As patents expire, more competing products may be released into the marketplace by other companies. The ability of the Company to continue to compete effectively with other medical device companies may be materially dependent upon the protection afforded by its patents and the confidentiality of certain proprietary information. There is no assurance that patents will be issued for products and product improvements recently released into the marketplace or for products presently being developed. If patents of the Company are challenged, an adverse ruling could materially adversely affect the Company's sales and profits.

         HEALTH CARE REFORM. Threatened government-mandated reforms continue to cause concern and uncertainty throughout the health care industry. The Company's future results of operations could be severely impacted by government reforms such as strict cost controls and other possible restrictions being considered by federal and state law makers.

         RESEARCH AND DEVELOPMENT. In the continuing discovery and development of products, the Company spent $461,565 for research and development in the three months ended December 31, 1994, and $1,638,475, $1,345,052 and $1,047,048 in the years ended September 30, 1994, 1993, and 1992, respectively. The Company plans to continue spending substantial sums for discovery, research and development of products and improvements of existing products. There is no assurance that research and development expenditures in the past or in the future will result in products which are commercially viable so as to recoup related research and development costs or to allow the Company to continue to grow and be profitable.

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

         FOREIGN REGULATION. Company products face a wide variety of existing difficult regulations and a changing regulatory environment in foreign countries. For example, in Europe, there is significant pressure to achieve compliance with international quality standards and to obtain various certifications which are available at great effort and expense to the Company. There can be no assurance that the Company will be successful at obtaining such certifications so as to be able to sell and distribute its products in international markets such as Europe, or that the Company will be able to satisfy international standards and regulations. Failure to do so may severely impair the Company's sales growth in international markets.

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

         LACK OF DIVIDENDS. Prior to January, 1990, no dividends had been paid by the Company on its shares of Common Stock. The Company has paid dividends since January, 1990. However, there can be no assurance that dividends will be paid on shares in the future, particularly since the Company prefers to reserve its cash and liquid assets for possible business acquisitions.

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

   PART II - OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS

         GUARDIANSHIP OF CARMEN MARIE SMOOT
         v. BALLARD MEDICAL PRODUCTS, ET AL.

         On or about December 21, 1994, Adolph W. Smoot, Sr. and Rosalia C. Smoot (heirs of Carmen Marie Smoot) filed a Petition in Intervention in this litigation, adding wrongful death claims. The Company continues to be defended in this case by counsel appointed by its insurance carrier, and believes that any possible judgment in this case would be covered by its product liability insurance.

         Otherwise, no material developments have occurred in this litigation since the filing of the Company's Form 10-K for the year ended September 30, 1994. The parties continue to engage in the discovery process.

         BALLARD MEDICAL PRODUCTS
         v. HUNTINGTON LABORATORIES, INC.

         On February 3, 1995, Judge Jenkins granted Ballard's motion for partial summary judgment, ruling that Huntington's foaming device literally infringes two claims of Ballard's Reissue Patent No. 33,564. This is a significant ruling in Ballard's favor, disposing of the key issue in the case without the need of a jury trial.

         Remaining issues in the litigation between Ballard and Huntington are still pending. For example, Ballard's claim for patent infringement damages has not yet been resolved by the court.

         OTHER LITIGATION

         The  Company   is  also  a  party   to  ordinary  routine
   litigation incidental to the Company's business.

   ITEM 2.  CHANGES IN SECURITIES

         There are no changes in the rights of the holders of common stock.

   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         There are no senior securities of the Company.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The following information describes matters submitted to a vote of the security holders:

               (a) The 1995 Annual Meeting of Stockholders was held January 23, 1995 at the principal executive offices of the Company, 12050 Lone Peak Parkway, Draper, Utah.

               (b) At the Annual Meeting of Stockholders, the following persons were elected as Directors, constituting all of the Directors of the Company, and also constituting all of management's nominees in the Proxy Statement mailed to stockholders and filed with the Securities and Exchange Commission prior to the Annual Meeting of Stockholders:

         Dale H. Ballard                     E. Martin Chamberlain
         John I. Bloomberg                   Dale H. Ballard, Jr.
         J. Dallas VanWagoner                Paul W. Hess
         Robert V. Petersen

               (c) It was proposed to the security holders to approve the Company's adoption of the 1994 Incentive Stock Option Plan. The Plan was approved by the following vote:

         Affirmative votes cast               18,920,742
         Negative votes cast                   4,136,854
         Abstaining votes                        370,026

               (d) It was proposed to amend all of the outstanding incentive stock option plans of the Company to provide for immediate vesting (i.e., exercisability) of options upon occurrence of a business combination not approved by a two-thirds vote of Continuing Directors. This amendment was approved by the following vote:

         Affirmative votes cast               21,561,761
         Negative votes cast                   1,256,252
         Abstaining votes                        609,614

   ITEM 5.  OTHER INFORMATION

         The Company has no information to report under this item.

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Statements concerning computation of income per share are included in the financial information provided in
   Item 1  of Part I  and are incorporated by  reference into this
   Item 6 of Part II of this report.

         (b) No reports on Form 8-K were filed during the period covered by this Form 10-Q.

                             SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

                                       BALLARD MEDICAL PRODUCTS
                                       (Registrant)

   Date:  2/14/95                      Dale H. Ballard, President

   Date:  2/14/95                      Kenneth R. Sorenson,
                                       Chief Accounting Officer

                          INDEX TO EXHIBITS

      EXHIBIT
       NUMBER       DESCRIPTION OF EXHIBIT                  PAGE NO.
           27       Financial Data Schedule                    16