Form 10-Q
period 1995-03-31
BALLARD MEDICAL PRODUCTS
filed 1995-05-12
CIK 723534

As filed with the Securities and Exchange Commission
                           on May 12, 1995

                              FORM 10-Q

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                           MARCH 31, 1995
                    (for quarterly period ended)

                               1-12318
                       Commission File Number

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


   APPLICABLE ONLY TO CORPORATE ISSUERS

   Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date:
   26,506,750 - all common, May 11, 1995


              BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

                           FORM 10-Q INDEX

                                                             Page


    PART I     FINANCIAL INFORMATION
    Item 1.    Financial Statements

               Condensed Unaudited Consolidated
               Balance Sheets as of March 31, 1995 and
               September 30, 1994

               Condensed Unaudited Consolidated
               Statements of Operations for the three
               and six months ended March 31, 1995 and
               1994
               Condensed Unaudited Consolidated
               Statements of Cash Flows for the
               six months ended March 31,
               1995 and 1994

               Notes to Condensed Unaudited
               Consolidated Financial Statements

    Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations

               Risk Factors

    PART II    OTHER INFORMATION

    Item 1.    Legal Proceedings

    Item 2.    Changes in Securities

    Item 3.    Defaults Upon Senior Securities

    Item 4.    Submission of Matters to a Vote
               of Security Holders

    Item 5.    Other Information

    Item 6.    Exhibits and Reports on Form 8-K

               Signatures

               Index to Exhibits



                             DEFINITIONS

         As used herein, the following terms have the meanings indicated:

   GENERAL DEFINITIONS

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

   TECHNICAL AND MEDICAL TERMS

          1. Bronchoalveolar lavage is a medical procedure for obtaining samples from smaller airways in the lungs. A catheter is wedged into the bronchus. Then a lavage fluid is injected into the airways. A fluid sample is withdrawn to determine whether infectious organisms are present in the airways or air sacs.

          2. Catheter is a flexible tube that is inserted into the body to deliver or remove fluid, retrieve blood, or act as a conduit to pass other devices.

          3. Closed suction catheter is a sleeved catheter used with endotracheal tubes, on patients receiving mechanical ventilation, enabling the airways to be suctioned while maintaining mechanical ventilatory support.

          4. Cytology brush is a brush used to collect cell samples from the gastrointestinal or pulmonary tract.

          5. Endoscope is an instrument used in the examination of a hollow space or cavity in the human body.

          6. Endoscopic refers to a procedure performed by means of an endoscope.

          7. Endoscopy is an examination of organs accessible to observation through an endoscope.

          8. Endotracheal tube is a tube inserted into the patient's upper airway allowing medical ventilatory support.

          9.   Enteral feeding catheter is a catheter used for the
               delivery   of   nutritional    liquids   into   the
               gastrointestinal tract of the patient.

         10. Gastrostomy is a surgical opening through the skin into the stomach.

         11. Jejunal means pertaining to the jejunum (part of the small bowel).

         12. Jejunostomy is a surgical opening through the skin into the jejunum.

         13. Nosocomial infection is an infection acquired while a patient is in a hospital.

         14. Percutaneous Endoscopic Gastrostomy (PEG) catheter is a flexible tube inserted through the mouth, esophagus, and stomach to the outside of the body with the aid of an endoscope. Name refers to the placement procedure and is a variation of a gastrostomy tube.

         15. Polypectomy is a medical procedure for removal of polyps (growths).

         16. Transgastric pertains to a bypass of the stomach. Transgastric tubes are placed through the skin and into the stomach, with the distal tip terminating in the jejunum, or elsewhere in the digestive system.

         17. A ventilator is a life support device used to assist breathing.


   PART I - FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

   BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

   CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                       3/31/95        9/30/94
   ASSETS

         CURRENT ASSETS:

              Cash and cash equivalents            $19,193,935    $15,109,682

              Investments available-
              for-sale (cost:  $19,288,342)         19,138,633

              Investments                                          16,330,685

              Trade accounts receivable - net       14,829,312     13,505,173

              Other receivables                      1,878,361      1,723,637

              Inventories:

                   Raw materials                     3,212,682      3,231,757

                   Work-in-progress                  1,995,257      2,088,350

                   Finished goods                    3,567,170      4,353,529

              Deferred income taxes                    500,023        407,405

              Income tax refunds receivable          1,284,997      2,347,031

              Prepaid expenses                         522,958        690,143

                   Total current assets             66,123,328     59,787,392

         PROPERTY AND EQUIPMENT:

              Land                                   1,849,511      1,849,511

              Building                              11,860,790     11,912,302

              Molds                                  2,193,981      2,044,983

              Machinery and equipment                7,676,150      7,401,870

              Vehicles                                 488,109        441,135

              Furniture and fixtures                 1,264,906      1,067,148

              Leasehold improvements                   100,730         71,118

              Construction-in-progress               1,073,466        729,922

                   Total                            26,507,643     25,517,989

              Less accumulated depreciation          5,265,106      4,514,129

              Property and equipment - net          21,242,537     21,003,860

         INTANGIBLE ASSETS - net                    12,178,012     11,568,397

         OTHER ASSETS                                   20,624         20,624

         DEFERRED INCOME TAXES                         128,533        258,952

         TOTAL                                     $99,693,034    $92,639,225


   See Notes to Condensed Unaudited Consolidated Financial Statements.


   BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

   CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS (continued)

                                                        3/31/95       9/30/94
   LIABILITIES AND STOCKHOLDERS' EQUITY

        CURRENT LIABILITIES:

            Accounts payable                       $545,861       $228,749

            Accrued liabilities:

                 Employee compensation              655,818      1,114,092

                 Royalties                          320,333        370,579

                 Other                              411,839        492,306

                      Total current liabilities   1,933,851      2,205,726

        STOCKHOLDERS' EQUITY:

            Common stock                          2,649,766      2,645,586

            Additional paid-in capital           27,745,417     28,291,261

            Retained earnings                    67,461,311     59,496,652

            Net unrealized loss on
            investments available-for-sale
            (net of taxes)                          (97,311)

                    Total stockholders' equity   97,759,183     90,433,499

        TOTAL                                   $99,693,034    $92,639,225


   See Notes to Condensed Unaudited Consolidated Financial Statements.


   BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

   CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                Three Months Ended           Six Months Ended
                              3/31/95      3/31/94      3/31/95      3/31/94

   NET SALES              $20,030,632  $18,047,000  $38,540,861  $34,082,355

   COST OF PRODUCTS
   SOLD                     6,621,987    5,148,403   12,840,864    9,997,720

   GROSS MARGIN            13,408,645   12,898,597   25,699,997   24,084,635

   OPERATING EXPENSES:

       Selling, general,
       and administrative   5,678,318    5,289,097   11,034,441   10,238,298

       Research and
       development            528,291      364,772      989,856      755,925

       Royalties              307,980      340,109      678,480      651,184

       Total operating
       expenses             6,514,589    5,993,978   12,702,777   11,645,407

   OPERATING INCOME         6,894,056    6,904,619   12,997,220   12,439,228

   OTHER INCOME - net         958,460      929,510    1,869,760    1,989,661

   INCOME BEFORE
   INCOME TAX EXPENSE       7,852,516    7,834,129   14,866,980   14,428,889

   INCOME TAX EXPENSE       2,872,500    2,974,129    5,320,500    5,276,903

   INCOME BEFORE
   CUMULATIVE EFFECT
   OF CHANGE IN
   ACCOUNTING FOR
   INCOME TAXES             4,980,016    4,860,000    9,546,480    9,151,986

   CUMULATIVE EFFECT
   OF CHANGE IN
   ACCOUNTING FOR
   INCOME TAXES                                                    1,403,232

   NET INCOME              $4,980,016   $4,860,000   $9,546,480  $10,555,218


   See Notes to Condensed Unaudited Consolidated Financial Statements.


   BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

   CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
   (CONTINUED)

                                 Three Months Ended          Six Months Ended
                                3/31/95     3/31/94      3/31/95      3/31/94


   INCOME PER COMMON
   AND COMMON
   EQUIVALENT SHARE:

      Income before
      cumulative effect of
      change in accounting
      for income taxes          $0.181      $0.179        $.349       $0.337

      Cumulative effect of
      change in accounting
      for income taxes                                                 0.052

      Net income                $0.181      $0.179       $0.349       $0.388

   INCOME PER COMMON
   SHARE ASSUMING
   FULL DILUTION:

      Income before
      cumulative effect of
      change in accounting
      for income taxes          $0.180      $0.179       $0.345       $0.336

      Cumulative effect of
      change in accounting
      for income taxes                                                 0.052

      Net income                $0.180      $0.179       $0.345       $0.388

   WEIGHTED AVERAGE
   NUMBER OF SHARES
   OUTSTANDING:

      Common and common
      equivalent share      27,515,066  27,196,818   27,380,862   27,176,021

      Common share
      assuming full
      dilution              27,659,806  27,207,667   27,666,752   27,236,112

   See Notes to Condensed Unaudited Consolidated Financial Statements.


   BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

   CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        Six Months Ended
                                                   3/31/95            3/31/94

   CASH FLOWS FROM OPERATING ACTIVITIES        $10,520,909         $2,068,756

   CASH FLOWS FROM INVESTING ACTIVITIES:

      Capital expenditures for property
      and equipment                               (989,654)        (4,732,840)

      Purchase of investments
      available-for-sale                       (11,534,097)

      Purchase of investments                                     (10,771,256)

      Purchases of intangible assets            (1,068,215)          (600,045)

      Proceeds from sales of investments
      available-for-sale                         8,576,440

      Proceeds from sales of investments                            3,524,189

          Net cash used in investing
          activities                            (5,015,526)       (12,579,952)

   CASH FLOWS FROM FINANCING
   ACTIVITIES:

      Proceeds from exercise of options            166,470          1,214,932

      Cash dividends paid                       (1,587,600)        (1,314,490)

      Purchase of treasury stock                                     (124,750)

          Net cash used in financing
          activities                            (1,421,130)          (224,308)

   NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                              4,084,253        (10,735,504)

   CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                          15,109,682         16,113,853

   CASH AND CASH EQUIVALENTS,
   END OF PERIOD                               $19,193,935         $5,378,349


   See notes to condensed unaudited consolidated financial statements.



   BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

   CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
   (CONTINUED)

   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid during the period for taxes        $4,466,000         $5,644,000

   SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES:

   During the six months ended March 31, 1995 and 1994, the Company increased additional paid-in capital by $83,616 and $1,623,848, respectively, which represents the tax benefit attributable to the compensation received by employees from the exercise and disqualifying disposition of incentive stock options.

   During the six months ended March 31, 1995, the Company included in equity $97,311 of net unrealized losses on investments available for sale (net of taxes). See Note 3 below.

   See  Notes  to  Condensed   Unaudited  Consolidated   Financial
   Statements.

   BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

   NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

   1. In management's opinion, the accompanying condensed unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial condition of Ballard Medical Products and Subsidiaries as of March 31, 1995 and September 30, 1994, the results of operations for the three and six months ended March 31, 1995 and 1994, and the cash flows for the six months ended March 31, 1995 and 1994.

   2. The results of operations for the three and six months ended March 31, 1995 are not indicative of the results to be expected for the full year ended September 30, 1995.

   3.    On  October 1,  1994,  the Company  adopted  Statement of
         Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities". SFAS 115 requires the Company to classify its investment securities as either held to maturity, available for sale, or trading. At March 31, 1995, the Company considers all of its investment securities to be available for sale and, as such, accounts for its investments at fair value with any tax-affected unrealized holding gain or loss reported as a separate component of stockholders' equity. Implementation of SFAS 115 will result in additions to or deductions from total stockholders' equity as the result of fluctuations in fair value.

         As of October 1, 1994, the adoption of SFAS 115 resulted in a decrease in the carrying values of investments available-for-sale of approximately $1,036,000, with a corresponding decrease in stockholders' equity and increase in deferred taxes receivable of approximately $659,000 and $377,000, respectively.

         The  amortized  cost   and  fair  value  of   investments
         available-for-sale as of March 31, 1995 were as follows:

                                              Gross       Gross
                                 Amortized    Unrealized  Unrealized  Fair
                                 Cost         Gains       Losses      Value

         Debt securities issued
         by states and political
         subdivisions            $19,288,343  None        $149,709   $19,138,633

         The amortized cost and fair value of debt securities classified as available-for-sale as of March 31, 1995 by contractual maturity were as follows:

                                 Amortized Cost    Fair Value
         Due in one year
         or less                 $19,288,342       $19,138,633

         Proceeds from sales of investments available-for-sale for the three and six months ended March 31, 1995 were as follows:

                           Three Months Ended   Six Months Ended
                           March 31, 1995       March 31, 1995

         Proceeds          $4,532,806           $8,576,440

         There were no gross realized gains or losses on sales of investments available-for-sale for the three or six months ended March 31, 1995. The change in unrealized holding loss on investments available-for-sale (net of taxes) that has been included as a separate component of shareholders' equity as of March 31, 1995 totaled $97,311.

   4. On December 28, 1994, the Company paid a cash dividend of $.06 per share to shareholders of record as of December 12, 1994.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company's 1994 Annual Report to Shareholders contains management's discussion and analysis of financial condition and results of operations at and for the year ended September 30, 1994. The following discussion and analysis describes material changes in the Company's financial condition and position from September 30, 1994. Trends of a material nature are discussed to the extent known and considered relevant. The analysis of results of operations compares the three and six months ended March 31, 1995 with the corresponding period of 1994. This analysis should be considered in conjunction with the condensed unaudited consolidated balance sheets, condensed unaudited consolidated statements of operations, and condensed unaudited consolidated statements of cash flows.

   RESULTS OF OPERATIONS

         OVERVIEW - The Company's net sales through the second quarter of fiscal year 1995 continue to show solid growth and record sales levels, primarily reflecting the efforts of a more established, more mature, more professional sales force and sales management team. New business is being generated in many hospitals and other accounts, and there is greater product consistency in Company accounts.

         The Company's after-tax profit margin for the first six months of 1995 remained strong at 24.7%, compared with an industry average for similar mid-sized medical supply companies of approximately 7.5% (according to Standard & Poors Research Report, dated January 21, 1995).

         The high after-tax profit margin added over $10,500,000 in cash flows from operations for the first six months of 1995, increasing the Company's total cash, cash equivalents, and investments to over $38,000,000 as of March 31, 1995. The Company intends to utilize these cash reserves to fund future growth and expansion, both domestically and internationally, through new product development and acquisitions. See "Item 5. Acquisition of Cox Medical Enterprises, Inc."

         SALES - Net sales for the three months ended March 31, 1995 increased 11.0% to $20,030,632, compared with $18,047,000 for the corresponding three month period in fiscal year 1994. Net sales for the six months ended March 31, 1995 increased 13.1% to $38,540,861, compared with $34,082,355 for the corresponding six month period in fiscal year 1994. Net sales have increased during 1995 principally due to expanding market penetration of the TRACH CARE and MIC product lines. The Company's MIC enteral feeding catheters continue to show especially strong sales growth, with increases over 1994 of 46.9% and 52.0%, respectively, for the three and six month periods ended March 31, 1995.

         Effective March 15, 1995, pricing on several of the MIC products was increased by up to 5%. No other price increases occurred during the three months covered by this report; therefore, substantially all of the increase in net sales is attributable primarily to an increased volume of products sold.

         All sales of the Company and related receipts were in U.S. dollars. Export sales to unaffiliated customers from the Company's domestic operations did not exceed 10 percent of the Company's domestic consolidated net sales.

         COST OF PRODUCTS SOLD - Cost of products sold for the three months ended March 31, 1995 was $6,621,987 compared to $5,148,403 for the corresponding period of 1994. Cost of products sold for the six months ended March 31, 1995 was $12,840,864 compared to $9,997,720 for the corresponding period of 1994. As a percentage of net sales, cost of products sold for the three months ended March 31, 1995, compared to 1994, increased 4.6% from 28.5% to 33.1%. For the six months ended March 31, 1995 compared to 1994, cost of products sold as a percentage of net sales increased 4.0% from 29.3% to 33.3%. The increase in cost of goods sold during 1995 reflects several factors, including increased price discounts due to pricing pressures, the initially higher costs of introducing new products to the market, increased labor and raw material costs, higher than anticipated manufacturing overhead costs, and variable changes in sales mix. The Company expects cost of products sold to remain fairly constant at approximately 33.0% to 34.0% of net sales for the remainder of fiscal 1995.

         OPERATING EXPENSES - Operating expenses consist of selling, general, and administrative expenses, research and development expenses, and royalty expenses. Total operating expenses for the three months ended March 31, 1995 were
   $6,514,589, which represents an increase of 8.6% over the corresponding three-month period of 1994. For the six months ended March 31, 1995 total operating expenses were $12,702,777, representing a 9.0% increase over the corresponding six-month period in 1994.

         The increase in operating expenses during 1995 is due primarily to selling, general, and administrative expenses which increased from $5,289,097 in the quarter ended March 31, 1994 to $5,678,318 in the quarter ended March 31, 1995. For the six months ended March 31, 1995, selling, general, and administrative expenses totaled $11,034,441, compared with $10,238,298 for the same six months of 1994. These increased costs are attributable to increased wages, commissions, and other selling costs associated with the increased levels of sales. As a percentage of net sales, selling, general, and administrative expenses decreased from 29.3% and 30.0% in the three and six months ended March 31, 1994 to 28.3% and 28.6%, respectively, in the three and six months ended March 31, 1995. As a percentage of net sales, these decreases during 1995 reflect the Company's efforts to control variable selling expenses.

         Research and development expenses and royalty expenses, as a percentage of net sales, remained relatively consistent between the periods, approximating 2.5% and 1.7%, respectively, for the three and six months ended March 31, 1995.

         OTHER INCOME - Other income consists principally of interest income from investments and royalty income from the licensing of the TRACH CARE closed suction system. For the three months ended March 31, 1995, other income totaled $958,460, compared to $929,510 for the three months ended March 31, 1994. For the six months ended March 31, 1995, other income totaled $1,869,760, compared to $1,989,661 for the six months ended March 31, 1994. The increase during the second quarter primarily reflects the increase in interest income from the Company's investments. As the Company utilizes its cash reserves to acquire other companies and technology, it is expected that other income from interest will decrease.

         NET INCOME - Net income for the three months ended March 31, 1995 increased 2.4% to $4,980,016, compared to $4,860,000 for the three months ended March 31, 1994. For the six months ended March 31, 1995, net income increased 4.3% to $9,546,480, compared to $9,151,986 for the six months ended March 31, 1994 (excluding the $1,403,232 effect of the change in accounting for income taxes required by FASB 109). The increase in net income during 1995 reflects the growth in net sales, notwithstanding decreased profit margins related to higher labor and raw material costs.

   LIQUIDITY AND CAPITAL RESOURCES

         The Company's balance sheet and financial condition have never been stronger. At March 31, 1995 the Company's working capital totaled $64,189,477 compared with $57,581,666 at September 30, 1994 and $51,502,086 at March 31, 1994. The
   Company's current ratio at March 31, 1995 was 34.2 to 1.0, compared with 27.1 to 1.0 at September 30, 1994 and 21.1 to 1.0 at March 31, 1994. The Company had $38,332,568 in cash, cash equivalents, and investments available-for-sale at March 31, 1995, an increase of $6,892,201 since September 30, 1994. Cash flows from operations totaled $10,520,909 for the six months ended March 31, 1995. Stockholders' equity increased $7,325,684 during the six months ended March 31, 1995, going from $90,433,499 at September 30, 1994 to $99,759,183 at March
   31, 1995.

         In addition to its strong liquid position and equity balance, the Company does not have any long-term debt nor does it intend to utilize debt to fund future expansion. The Company maintains a $4,000,000 unsecured line of credit with its bank but has never drawn on this line. Continued growth in cash, cash equivalents, and investments provides the Company financial stability and flexibility to fund current operations, acquisitions, future growth and expansion, and to continue its dividend payment policy.

         At March 31, 1995, net trade accounts receivables totaled $14,829,312, compared to $13,505,173 at September 30, 1994 and
   $20,892,732 at March 31, 1994. The overall decrease over the last twelve months reflects the Company's increased efforts in collecting past due accounts and in controlling the extending of unfavorable credit terms. The increase since September 30, 1994 reflects the increased level of sales.

         Inventories at March 31, 1995 were $8,775,109 compared with $9,673,636 at September 30, 1994 and $10,512,877 at March
   31, 1994. The decrease in inventory levels reflects the changes made in the Company's distribution system near the end of fiscal year 1994, a normalizing of hospital and distributor purchasing, and efforts by the Company to increase inventory turns.

         Property and equipment, net of accumulated depreciation, totaled $21,242,537 at March 31, 1995, compared with $21,003,860 at September 30, 1994 and $20,745,704 at March 31,
   1994. The increase in net property and equipment over the last twelve months reflects normal purchasing to sustain operations.

         No significant commitments for the purchase of inventory or property or equipment existed as of March 31, 1995.

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

         RESEARCH AND DEVELOPMENT. In the continuing discovery and development of products, the Company spent $528,291 and $989,856 for research and development in the three and six months, respectively, ended March 31, 1995, and $1,638,475, $1,345,052 and $1,047,048 in the years ended September 30, 1994, 1993, and 1992, respectively. The Company plans to continue spending substantial sums for discovery, research and development of products and improvements of existing products. There is no assurance that research and development expenditures in the past or in the future will result in products which are commercially viable so as to recoup related research and development costs or to allow the Company to continue to grow and be profitable.

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

   PART II - OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS

         GUARDIANSHIP OF CARMEN MARIE SMOOT
         v. BALLARD MEDICAL PRODUCTS, ET AL.

         No material developments have occurred in this litigation since the filing of the Company's Form 10-Q for the quarter ended December 31, 1994. The parties continue to engage in the discovery process.

         BALLARD MEDICAL PRODUCTS
         v. HUNTINGTON LABORATORIES, INC.

         Within a week of the February 3, 1995 ruling by Judge Bruce Jenkins' granting Ballard's motion for summary judgment, Huntington commenced marketing a "new" foamer which Huntington claims avoids infringement of the Ford patent which is the subject of this litigation. Despite Huntington's claim, Ballard believes that the changes made to the Huntington device are insubstantial. On or about April 25, 1995, Ballard filed with the United States District Court for the District of Utah, Central Division, a motion seeking injunctive relief. The motion asks the court to enter both (1) a permanent injunction, enjoining Huntington from making, using, or selling the foaming device which Huntington was manufacturing and selling before the February 3, 1995 ruling, and (2) a preliminary injunction, precluding Huntington from making, using, or selling its "new" foamer. The motion also asks the court to require Huntington in the future to seek court approval before marketing any modified foamers.

         Huntington will now have an opportunity to respond to Ballard's motion. Further briefs will be filed, and eventually the court will likely hear oral argument on this motion. In the meantime, the parties are continuing with discovery and information exchange.

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

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Since the Company's January, 1995 Annual Meeting of Shareholders, no matters have been submitted to a vote of the shareholders.

   ITEM 5.  OTHER INFORMATION

   ACQUISITION OF ASSETS OF COX MEDICAL ENTERPRISES, INC.

         (a) Effective May 2, 1995, Ballard entered into an agreement to acquire substantially all of the assets of Cox Medical Enterprises, Inc. ("Cox"), of 2168 Eastman Avenue, Suite 110, Ventura, California. Also, as part of this transaction, Ballard acquired from certain principals and employees of Cox (James Cox, Dennis Cox, and Lanita Cox) certain patents and patent applications related to products of Cox. Cox is a manufacturer of disposable endoscopic devices. The total purchase price for the assets of Cox and the patent rights was $4,000,000, of which $400,000 was paid into an escrow account with First Security Bank of Utah, 79 South State, Salt Lake City, Utah. See copy of Purchase Agreement, filed herewith as Exhibit 10.1. The escrow was established as a fund to reimburse Ballard for any losses which may be incurred because of any right to indemnification that Ballard may have under the Purchase Agreement. See copy of Escrow Agreement, filed herewith as Exhibit 10.2. The balance of the purchase price was paid in cash and in assumption of certain disclosed liabilities of Cox.

         The assets acquired from Cox consist, generally, of accounts receivable, equipment, machinery, leasehold improvements, computer hardware and software, exhibits and displays, furniture, tooling, molds, supplies, raw materials inventory, work-in-process, finished goods inventory, and cash in the bank. Cox produces disposable cleaning brushes, polypectomy snares, cytology brushes, biopsy forceps, grasping forceps, retrieval baskets, and a "reposable" accessory BASICS endoscopy system (which utilizes both reusable and disposable components), all for use in connection with the GI (gastroenterology) tract. Cox's THERMAL OPTION Biopsy Forcep gives physicians emergency cautery capability when taking tissue samples. Cox's BASICS reposable system meets both the infection concerns and budgetary concerns of clinicians.

         In determining the purchase price to be paid to Cox and its principals, the Company evaluated carefully a number of factors, including without limitation Cox's past and projected future sales and net income, Cox's patents and patent applications, the unique features and benefits of Cox's product line, and management's belief that Cox's product line would complement and "round out" MIC's product line. The Cox acquisition was funded from Ballard's cash reserves.

         No material relationships exist between any of the shareholders of Cox or Ballard or any director or officer of Ballard.

         This acquisition of assets and patent rights does not constitute an acquisition of "a significant amount of assets," within the meaning of Item 2 of Form 8-K, since none of the conditions in S-X Rule 1-02(v) exceeds 10%. Rather, this transaction is disclosed voluntarily for the reason that the Company deems the Cox acquisition to be an event which is of importance to Ballard's shareholders.

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

                                   BALLARD MEDICAL PRODUCTS
                                   (Registrant)

   Date:  2/14/95                  Dale H. Ballard, President and
                                   Principal Executive Officer

   Date:  2/14/95                  Kenneth R. Sorenson,
                                   Treasurer and
                                   Principal Financial Officer


                          INDEX TO EXHIBITS

      EXHIBIT
       NUMBER       DESCRIPTION OF EXHIBIT                PAGE NO.


         10.1       Purchase Agreement
                    Concerning the Purchase
                    by Ballard Medical Products
                    of the Assets of Cox
                    Medical Enterprises, Inc.,
                    Effective May 2, 1995

         10.2       Escrow Agreement

           27       Financial Data Schedule