Form 10-Q/A
period 1995-03-31
BALLARD MEDICAL PRODUCTS
filed 1995-05-15
CIK 723534

As filed with the Securities and Exchange Commission
                           on May 15, 1995

                             FORM 10-Q/A

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                           AMENDMENT NO. 1
                                 to
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

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


         Registrant hereby amends its quarterly Form 10-Q, for the quarter ended March 31, 1995, filed May 12, 1995, by amending the signature page.


                             SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  BALLARD MEDICAL PRODUCTS
                                  (Registrant)

   Date:    5/15/95               Dale H. Ballard,  President
                                  Principal Executive Officer

   Date:    5/15/95               Kenneth R. Sorenson,
                                  Treasurer and
                                  Principal Financial Officer