Form 10-K/A
period 1994-10-30
BALLARD MEDICAL PRODUCTS
filed 1995-06-14
CIK 723534

As filed with the Securities and Exchange Commission
                        on June 14, 1995

                          FORM 10-K/A

              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                        AMENDMENT NO. 1
                              to
[X]   ANNUAL  REPORT PURSUANT  TO SECTION  13  OR 15(d)  OF THE
      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   for the fiscal year ended
                      September 30, 1994

                                or

[  ]  TRANSITION REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                            1-12318
                    Commission file number

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

Title of each class:  Common

Name of each exchange on which registered:
New York Stock Exchange

Securities  registered pursuant  to Section  12(g) of  the Act:
None

[X]   Yes   Indicate by check mark whether the Registrant (1)

[  ]  No    has  filed  all reports  required  to  be  filed by
            Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

              DOCUMENTS INCORPORATED BY REFERENCE

      The following documents are incorporated by reference herein:

       1.   Annual Report to Shareholders for fiscal year ended
            September 30, 1994:   Incorporated into Parts I and
            II hereof.

       2.   Proxy Statement for  Annual Meeting of Shareholders
            to  be held  January 23,  1995:   Incorporated into
            Part III hereof.

The Registrant hereby amends its Form 10-K for the fiscal year ended September 30, 1994, by amending the specific items set forth below:

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                     FINANCIAL HIGHLIGHTS

SELECTED CONSOLIDATED FINANCIAL DATA

                    1994          1993         1992          1991         1990

Net Sales    $65,062,801   $64,849,837  $49,787,199   $38,297,843  $29,151,103

Other
Income, Net    3,519,587     3,716,649    2,492,363     1,317,908    1,894,409

Net Income    16,180,377    18,540,009   13,464,291     7,824,274    5,718,154

Net Income
Per Common
Share                .60           .68          .49           .30          .23

Total Assets  92,639,225    80,291,809   58,801,704    37,509,132   24,962,052

Cash
Dividends
Declared
Per Share           None         .0497        .0375         .0300        .0233


      All per  share income  and dividend  information has been
adjusted to give effect to stock splits which have occurred. The consolidated financial data shown above includes the accounts of Ballard Medical Products and its wholly-owned subsidiaries, MIC, BI, and BREH. The consolidated financial data for 1993 includes the accounts of MIC as of February 26, 1993, its date of acquisition. The subsidiary accounts of BI and BREH did not materially affect the consolidated financial data shown above.

SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA
(UNAUDITED)

FISCAL YEAR 1994
QUARTERS ENDED:          9/30/94      6/30/94       3/31/94     12/31/93


Net Sales            $12,534,754  $18,445,692   $18,047,000  $16,035,355

Gross Margin           7,099,945   12,626,642    12,898,597   11,186,038

Income Before
Cumulative Effect
of Change in
Accounting for
Income Taxes           1,287,145    4,338,014     4,860,000    4,291,986

Cumulative Effect
of Change in
Accounting for
Income Taxes                                                   1,403,232

Net Income             1,287,145    4,338,014     4,860,000    5,695,218

Per Common Share:
Income Before
Cumulative Effect
of Accounting
Change                     0.047        0.160         0.178        0.158

Cumulative Effect
of Accounting
Change                                                             0.052

Net Income                 0.047        0.160         0.178        0.210



FISCAL YEAR 1993
QUARTERS ENDED:          9/30/93      6/30/93       3/31/93     12/31/92

Net Sales            $17,128,947  $16,681,105   $16,287,999  $14,751,786

Gross Margin          12,108,694   11,901,544    11,631,531    9,888,173

Net Income             5,011,673    4,795,118     4,615,398    4,117,820

Net Income Per
Common Share               0.183        0.175         0.168        0.150


     The quarterly data for the quarters beginning 3/31/93 includes the accounts of Ballard's subsidiary, MIC, which was acquired February 26, 1993. See analysis of net sales, margins, and net income in Part II, Item 7 of Management's Discussion and Analysis of Financial Condition and Results of Operations, incorporated by reference from the Company's 1994 Annual Report.

                          SIGNATURES

      Pursuant to  the requirements of Section  13 or 15(d)  of
the Securities  Exchange Act  of 1934, the Registrant  has duly
caused  this  report  to  be  signed  on  its  behalf  by   the
undersigned, thereunto duly authorized.


Date:  June 14, 1995        BALLARD MEDICAL PRODUCTS

                            By:   Dale H. Ballard
                                  President, Director
                                  (Principal Executive Officer)

      Pursuant to  the requirements of  the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  June 14, 1995        By:   Dale H. Ballard
                                  Director

Date:  June 14, 1995        By:   E. Martin Chamberlain
                                  Director

Date:  June 14, 1995        By:   Dale H. Ballard, Jr.
                                  Director

Date:  June 14, 1995        By:   Paul W. Hess
                                  Director

Date:  June 14, 1995        By:   Kenneth R. Sorenson
                                  Treasurer
                                  (Principal Accounting Officer)