Form 10-Q/A
period 1995-03-31
BALLARD MEDICAL PRODUCTS
filed 1995-06-15
CIK 723534

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

The Registrant hereby amends its Form 10-Q for the quarter ended December 31, 1994, by amending the specific items set forth below:

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS


ASSETS                                       12/31/94        9/30/94


     CURRENT ASSETS:

          Cash and cash equivalents       $19,070,286    $15,109,682

          Investments available
          for sale (cost:  $15,608,143)    14,617,631

          Investments                                     16,330,685

          Trade accounts receivable - net  14,838,393     13,505,173

          Other receivables                 2,226,997      1,723,637

          Inventories:

               Raw materials                3,025,696      3,231,757

               Work-in-progress             2,078,527      2,088,350

               Finished goods               3,505,045      4,353,529

          Deferred income taxes               659,717        407,405

          Income tax refunds receivable     2,347,031      2,347,031

          Prepaid expenses                    549,550        690,143

               Total current assets        62,918,873     59,787,392

     PROPERTY AND EQUIPMENT:

          Land                              1,849,512      1,849,511

          Building                         11,923,232     11,912,302

          Molds                             2,181,581      2,044,983

          Machinery and equipment           7,491,204      7,401,870

          Vehicles                            469,179        441,135

          Furniture and fixtures            1,168,452      1,067,148

          Leasehold improvements               99,406         71,118

          Construction in progress            785,092        729,922

               Total                       25,967,658     25,517,989

          Less accumulated depreciation     4,806,037      4,514,129

               Property and equipment -
               net                         21,161,621     21,003,860

     INTANGIBLE ASSETS - net               11,613,548     11,568,397

     OTHER ASSETS                              20,624         20,624

     DEFERRED INCOME TAXES                    313,461        258,952

     TOTAL                                $96,028,127    $92,639,225


See Notes to Condensed Unaudited Consolidated Financial Statements.


LIABILITIES AND STOCKHOLDERS' EQUITY             12/31/94       9/30/94


     CURRENT LIABILITIES:

          Accounts payable                       $501,181       $228,749

          Accrued liabilities:

               Employee compensation              501,635      1,114,092

               Income taxes payable             1,221,877

               Royalties                          511,487        370,579

               Other                              444,138        492,306

                    Total current liabilities   3,180,318      2,205,726

     DEFERRED INCOME TAXES

               Total liabilities                3,180,318      2,205,726

     STOCKHOLDERS' EQUITY:

          Common stock                          2,647,076      2,645,586

          Additional paid-in capital           28,364,825     28,291,261

          Retained earnings                    62,480,830     59,496,652

          Net unrealized loss on
          investments available for sale                                              (644,922)
          (net of taxes)                         (644,922)

               Total stockholders' equity      92,847,809     90,433,499

     TOTAL                                    $96,028,127    $92,639,225


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

      The  amortized   cost  and  fair   value  of  investments
      available-for-sale as of December 31, 1994 were as follows:

                                           Gross       Gross
                              Amortized    Unrealized  Unrealized  Fair
                              Cost         Gains       Losses      Value

      Debt securities issued
      by states and political
      subdivisions            $15,608,143  None        $990,512    $14,617,631


      The  amortized cost  and  fair value  of  debt securities
      classified as available-for-sale as of December 31,  1994
      by contractual maturity were as follows:

                              Amortized Cost    Fair Value
      Due in one year
      or less                 $15,608,143       $14,617,631

      There were no proceeds from sales of investments available-for-sale for the three months ended December 31, 1994. The change in unrealized holding loss on investments available-for-sale (net of taxes) that has been included as a separate component of shareholders' equity as of December 31, 1994 totaled $644,922.

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

                                 BALLARD MEDICAL PRODUCTS
                                 (Registrant)

Date:  6/14/95                   Dale H. Ballard, President
                                 (Principal Executive Officer)

Date:  6/14/95                   Kenneth R. Sorenson,
                                 Treasurer
                                 (Principal Accounting Officer)