Form 10-Q
period 1995-06-30
BALLARD MEDICAL PRODUCTS
filed 1995-08-14
CIK 723534

As filed with the Securities and Exchange Commission
                      on August 14, 1995

                           FORM 10-Q

       UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                         JUNE 30, 1995
                 (for quarterly period ended)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date:
26,633,805 - all common, August 11, 1995


           BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

                        FORM 10-Q INDEX

                                                          Page
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Unaudited Consolidated
           Balance Sheets as of June 30, 1995 and
           September 30, 1994

           Condensed Unaudited Consolidated
           Statements of Operations for the three
           and nine months ended June 30, 1995 and
           1994

           Condensed Unaudited Consolidated
           Statements of Cash Flows for the
           nine months ended June 30,
           1995 and 1994

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

GLOSSARY OF TECHNICAL AND MEDICAL TERMS

BRONCHOALVEOLAR LAVAGE is a medical procedure for obtaining samples from smaller airways in the lungs. A catheter is wedged into the bronchus. Then a lavage fluid is injected into the airways. A fluid sample is withdrawn to determine whether infectious organisms are present in the airways or air sacs.

BIOPSY FORCEPS is an instrument that is used to take a sample of tissue for laboratory testing.

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

DISPOSABLE MICROENDOSCOPES are small diameter visualization catheters that are used to image and perform therapy in difficult to reach areas such as the brain. These devices are designed as single-use devices that are disposable after first use.

ENDOSCOPE is an instrument used in the examination of a hollow space or cavity in the human body.

ENDOSCOPIC refers to a procedure performed by means of an endoscope.

ENDOSCOPY is an examination of organs accessible to observation through an endoscope.

ENDOTRACHEAL TUBE is a tube inserted into the patient's upper airway allowing medical ventilatory support.

ENTERAL FEEDING CATHETER is a catheter used for the delivery of nutritional liquids into the gastrointestinal tract of the patient.

GASTROSTOMY is a surgical opening through the skin into the stomach.

JEJUNAL means pertaining to the jejunum (part of the small bowel).

JEJUNOSTOMY is a surgical opening through the skin into the jejunum.

MICROTOOLS are small precise instrumentation typically used for endoscopic or microscopic procedures.

MINIMALLY INVASIVE SURGERY is surgery that is performed with minimal patient trauma via a small incision into the required area, and in neurosurgery, that area would be the cranial area.

NOSOCOMIAL INFECTION is an infection acquired while a patient is in a hospital.

PERCUTANEOUS ENDOSCOPIC GASTROSTOMY (PEG) CATHETER is a flexible tube inserted through the mouth, esophagus, and stomach to the outside of the body with the aid of an endoscope. Name refers to the placement procedure and is a variation of a gastrostomy tube.

POLYPECTOMY  is  a  medical  procedure  for  removal of  polyps
(growths).

TRANSGASTRIC pertains to a bypass of the stomach. Transgastric tubes are placed through the skin and into the stomach, with the distal tip terminating in the jejunum, or elsewhere in the digestive system.

VARICOSE VEINS are veins that are unnaturally distended and appear bluish at the skin surface.

VENTILATOR is a life support device used to assist breathing.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

ASSETS                                       6/30/95        9/30/94
     CURRENT ASSETS:

          Cash and cash equivalents      $23,315,170    $15,109,682

          Investments available-
          for-sale (cost:  $18,684,733)   18,399,192

          Investments                                    16,330,685

          Trade accounts receivable - net 14,537,708     13,505,173

          Other receivables                1,829,717      1,723,637

          Inventories:
               Raw materials               3,038,688      3,231,757

               Work-in-progress            1,402,134      2,088,350

               Finished goods              5,034,504      4,353,529

          Deferred income taxes              547,564        407,405

          Income tax refunds receivable    1,284,997      2,347,031

          Prepaid expenses                   173,259        690,143

               Total current assets       69,562,933     59,787,392

     PROPERTY AND EQUIPMENT:

          Land                             1,849,512      1,849,511

          Building                        11,860,790     11,912,302

          Molds                            2,345,708      2,044,983

          Machinery and equipment          7,766,982      7,401,870

          Vehicles                           514,741        441,135

          Furniture and fixtures           1,364,099      1,067,148

          Leasehold improvements             215,533         71,118

          Construction-in-progress         1,125,222        729,922

              Total                       27,042,587     25,517,989

          Less accumulated depreciation    5,308,482      4,514,129

              Property and
              equipment - net             21,734,105     21,003,860

     INTANGIBLE ASSETS - net              15,346,308     11,568,397

     OTHER ASSETS                             24,178         20,624

     DEFERRED INCOME TAXES                   128,533        258,952

     TOTAL                              $106,796,057    $92,639,225

See Notes to Condensed Unaudited Consolidated Financial Statements.


BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS (continued)

                                                    6/30/95       9/30/94

LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES:

           Accounts payable                       $723,748       $228,749

           Accrued liabilities:

               Employee compensation             1,118,897      1,114,092

               Income taxes payable                814,314

               Royalties                           374,344        370,579

               Other                               482,121        492,306

                     Total current liabilities   3,513,424      2,205,726

     STOCKHOLDERS' EQUITY:

           Common stock                          2,653,601      2,645,586

           Additional paid-in capital           28,084,157     28,291,261

           Retained earnings                    72,730,477     59,496,652

           Net unrealized loss on
           investments available-for-sale
           (net of taxes)                         (185,602)

                Total stockholders' equity     103,282,633     90,433,499

     TOTAL                                    $106,796,057    $92,639,225

See Notes to Condensed Unaudited Consolidated Financial Statements.


BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                            Three Months Ended          Nine Months Ended

                          6/30/95       6/30/94       6/30/95       6/30/94
NET SALES             $21,353,249   $18,445,692   $59,894,110   $52,528,047

COST OF PRODUCTS
SOLD                    7,069,845     5,819,050    19,910,709    15,816,770

GROSS MARGIN           14,283,404    12,626,642    39,983,401    36,711,277

OPERATING EXPENSES:

     Selling, general
     and administrative 6,116,932     5,730,789    17,151,373    15,969,087

     Research and
     development          572,050       457,640     1,561,906     1,213,565

     Royalties            357,660       360,386     1,036,140     1,011,570

         Total operating
         expenses       7,046,642     6,548,815    19,749,419    18,194,222

OPERATING INCOME        7,236,762     6,077,827    20,233,982    18,517,055

OTHER INCOME - net        975,941       807,280     2,845,701     2,796,941

INCOME BEFORE
INCOME TAX EXPENSE      8,212,703     6,885,107    23,079,683    21,313,996

INCOME TAX EXPENSE      2,943,537     2,547,093     8,264,037     7,823,996

INCOME BEFORE
CUMULATIVE EFFECT
OF CHANGE IN
ACCOUNTING FOR
INCOME TAXES            5,269,166     4,338,014    14,815,646    13,490,000

CUMULATIVE EFFECT
OF CHANGE IN
ACCOUNTING FOR
INCOME TAXES                                                      1,403,232

NET INCOME             $5,269,166    $4,338,014   $14,815,646   $14,893,232

See Notes to Condensed Unaudited Consolidated Financial Statements.


BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(continued)

                             Three Months Ended         Six Months Ended

                             6/30/95     6/30/94      6/30/95      6/30/94
INCOME PER COMMON
AND COMMON
EQUIVALENT SHARE:

    Income before
    cumulative effect of
    change in accounting       $0.191      $0.160       $0.539       $0.497
    for income taxes

    Cumulative effect of
    change in accounting
    for income taxes                                                  0.052

    Net income                 $0.191      $0.160       $0.539       $0.549

INCOME PER COMMON
SHARE ASSUMING
FULL DILUTION:

    Income before
    cumulative effect of
    change in accounting
    for income taxes           $0.190      $0.160       $0.535       $0.494

    Cumulative effect of
    change in accounting
    for income taxes                                                  0.051

    Net income                 $0.190      $0.160       $0.535       $0.545

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING:

    Common and common
    equivalent share       27,646,414  27,071,956   27,469,379   27,149,772

    Common share assuming
    full dilution          27,747,830  27,072,147   27,715,290   27,328,319


See Notes to Condensed Unaudited Consolidated Financial Statements.

BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Nine Months Ended

                                               6/30/95            6/30/94

CASH FLOWS FROM OPERATING ACTIVITIES      $18,263,080         $8,262,369

CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures for property
    and equipment                          (1,317,939)        (5,611,492)

    Purchase of investments available-    (16,279,778)
    for-sale

    Purchase of investments                                  (12,025,378)

    Purchase of intangible assets          (1,254,597)          (707,859)

    Net cash paid for acquisition          (3,970,340)

    Redemption of matured investments
    available-for-sale                     13,925,730

    Redemption of matured investments                          7,338,708

         Net cash used in investing
         activities                        (8,896,924)       (11,006,021)

CASH FLOWS FROM FINANCING
ACTIVITIES:

    Proceeds from exercise of options         421,153          1,508,347

    Cash dividends paid                    (1,581,821)        (1,314,484)

    Purchase of treasury stock                                  (243,077)

        Net cash used in financing
        activities                         (1,160,668)           (49,214)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                            8,205,488         (2,792,866)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                        15,109,682         16,113,853

CASH AND CASH EQUIVALENTS,
END OF PERIOD                             $23,315,170        $13,320,987


See Notes to Condensed Unaudited Consolidated Financial Statements.


BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period
for taxes                                  $6,477,900         $5,807,600

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:

During the nine months ended June 30, 1995 and 1994, the Company increased additional paid-in capital by $171,500 and $1,762,000, respectively, which represents the tax benefit attributable to the compensation received by employees from the exercise and disqualifying disposition of incentive stock options.

During  the  nine  months  ended  June  30,  1995, the  Company included  in  equity  $185,602  of  net  unrealized  losses  on
investments  available-for-sale (net  of  taxes).   See  Note 3
below.

See Notes to Condensed Unaudited Consolidated Financial Statements.

BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. In management's opinion, the accompanying condensed unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial condition of Ballard Medical Products and Subsidiaries as of June 30, 1995 and September 30, 1994, the results of operations for the three and nine months ended June 30, 1995 and 1994, and the cash flows for the nine months ended June 30, 1995 and 1994.

2. The results of operations for the three and nine months ended June 30, 1995 are not indicative of the results to be expected for the full year ended September 30, 1995.

3. On October 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities". SFAS 115 requires the Company to classify its investment securities as either held to maturity, available-for-sale, or trading. At June 30, 1995, the Company considers all of its investment securities to be available-for-sale and, as such, accounts for its investments at fair value with any tax-affected unrealized holding gain or loss reported as a separate component of stockholders' equity. Implementation of SFAS 115 will result in additions to or deductions from total stockholders' equity as the result of fluctuations in fair value.

      As of October 1, 1994, the adoption of SFAS 115 resulted in a decrease in the carrying values of investments available-for-sale of approximately $1,036,000, with a corresponding decrease in stockholders' equity and increase in deferred taxes receivable of approximately $659,000 and $377,000, respectively.

      The  amortized  cost   and  fair  value   of  investments
      available-for-sale as of June 30, 1995 were as follows:

                                           Gross       Gross
                              Amortized    Unrealized  Unrealized  Fair
                              Cost         Gains       Losses      Value

      Debt securities issued
      by states and political
      subdivisions            $18,684,733  None        $285,541    $18,399,192

      The amortized cost and fair value of debt securities classified as available-for-sale as of June 30, 1995 by contractual maturity were as follows:

                           Amortized Cost    Fair Value
      Due in one year
      or less              $18,684,733       $18,399,192

      Redemption of matured investments available-for-sale for the three and nine months ended June 30, 1995 were as follows:

                          Three Months Ended  Nine Months Ended
                          June 30, 1995       June 30, 1995

      Redemptions         $5,349,290          $13,925,730

      There were no gross realized gains or losses on sales of investments available-for-sale for the three or nine months ended June 30, 1995. The change in unrealized holding loss on investments available-for-sale (net of taxes) that has been included as a separate component of shareholders' equity as of June 30, 1995 totaled $185,602.

4. On December 28, 1994, the Company paid a cash dividend of $.06 per share to shareholders of record as of December
      12, 1994.

5. On May 2, 1995, the Company acquired substantially all of the assets of Cox Medical Enterprises, Inc. ("Cox") for a cash purchase price of $4,000,000. Cox is a manufacturer of disposable endoscopic devices. The acquisition has been accounted for using the purchase method of accounting and, as such, Cox's results of operations have been included in the accompanying consolidated financial statements from the date of acquisition. The cost of this acquisition exceeded the estimated fair value of the acquired net assets by $423,000, which is being amortized over 10 years.

      Pro forma financial information is not presented as the effect on the Company's financial position and earnings was not significant.

6. Effective July 17, 1995, Ballard signed a Stock Purchase and Option Agreement with Neuro Navigational Corporation ("NNC") to purchase 200,000 shares of convertible Series A Preferred Stock representing 19.5% of NNC's capital stock and an option to acquire all of the assets of NNC and its subsidiary, Endovascular, Inc. Although this transaction does not involve acquisition of a significant amount of assets at this point in time, Ballard is summarizing the Stock Purchase and Option Agreement herein because management believes it will be of interest to shareholders.

      The total purchase price for the preferred stock is $2,000,000 ($10 per share), and Ballard will pay $500,000 for the option. The purchase price for the assets will be $9,500,000 if the option is exercised during the first 12 months, or two times net sales of NNC (for the 12 full calendar months immediately preceding the date of option exercise) if the option is exercised during the remainder of the option term. The option term continues until 24 months following the closing of Ballard's purchase of the option and the preferred shares.

      The transactions contemplated by the purchase contract are subject to approval by the shareholders of NNC. A special meeting is expected to take place within the next sixty days.

ITEM  2.    MANAGEMENT'S DISCUSSION AND  ANALYSIS OF  FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

      The Company's 1994 Annual Report to Shareholders contains management's discussion and analysis of financial condition and results of operations at and for the year ended September 30, 1994. The following discussion and analysis describes material changes in the Company's financial condition and position from September 30, 1994. Trends of a material nature are discussed to the extent known and considered relevant. The analysis of results of operations compares the three and nine months ended June 30, 1995 with the corresponding period of 1994. This analysis should be considered in conjunction with the condensed unaudited consolidated balance sheets, condensed unaudited consolidated statements of operations, and condensed unaudited consolidated statements of cash flows.

RESULTS OF OPERATIONS

      OVERVIEW - The Company's net sales through the third quarter of fiscal year 1995 continue to show solid growth and record levels, primarily reflecting the efforts of a more established, more experienced sales force and sales management team. New business is being generated in many hospitals and other accounts, and there is greater product consistency in Company accounts. In addition, the MIC product line continues to show tremendous growth.

      The Company's after-tax profit margin for the first nine months of 1995 remained strong at 24.7%, compared with an industry average for similar mid-sized medical supply companies of approximately 7.5% (according to Standard & Poors Research Report, dated January 21, 1995).

      This high after-tax profit margin added over $18,000,000 in cash flows from operations for the first nine months of 1995, increasing the Company's total cash, cash equivalents, and investments to approximately $42,000,000 as of June 30, 1995. The Company utilized these cash reserves to fund the Cox acquisition (see Note 5 above) and intends to utilize these reserves to fund future growth and expansion, both domestically and internationally, through new product development and acquisitions. See Item 5 - "Other Information."

      SALES - Net sales for the three months ended June 30, 1995 increased 15.8% to $21,353,249, compared with $18,445,692 for the corresponding three month period in fiscal year 1994. Net sales for the nine months ended June 30, 1995 increased
14.0%  to  $59,894,110,  compared  with  $52,528,047   for  the
corresponding period in fiscal year 1994. Net sales have increased during 1995 principally due to expanding market penetration of the TRACH CARE and MIC product lines. The Company's MIC enteral feeding catheters continue to show especially strong sales growth, with increases over 1994 of 81.2% and 62.6%, respectively, for the three and nine month periods ended June 30, 1995.

      Throughout the period, pricing for several products was reduced in order to meet competition and price reductions demanded by hospitals. Effective March 15, 1995, pricing on several of the MIC products was increased by up to 5%. Effective April 1, 1995, pricing on the Neonatal products of the TRACH CARE line increased by up to 5%. No other price increases occurred during the three months covered by this report; therefore, substantially all of the increase in net sales is attributable primarily to an increased volume of products sold.

      All sales of the Company and related receipts were in U.S. dollars. Export sales to unaffiliated customers from the Company's domestic operations did not exceed 10 percent of the Company's domestic consolidated net sales.

      COST OF PRODUCTS SOLD - Cost of products sold for the three months ended June 30, 1995 was $7,069,845 compared to $5,819,050 for the corresponding period of 1994. Cost of products sold for the nine months ended June 30, 1995 was $19,910,709 compared to $15,816,770 for the corresponding period of 1994. As a percentage of net sales, cost of products sold for the three months ended June 30, 1995, compared to 1994, increased 1.6% from 31.5% to 33.1%. For the nine months ended June 30, 1995 compared to 1994, cost of products sold as a percentage of net sales increased 3.1% from 30.1% to 33.2%. The increase in cost of goods sold during 1995 reflects several factors, including increased price discounts due to pricing pressures, the initially higher costs of introducing new products to the market, increased labor and raw material costs, higher than anticipated manufacturing overhead costs, and variable changes in sales mix. The Company expects cost of products sold to remain fairly constant at approximately 33.0% to 34.0% of net sales for the remainder of fiscal year 1995.

      OPERATING EXPENSES - Operating expenses consist of selling, general, and administrative expenses, research and development expenses, and royalty expenses. Total operating expenses for the three months ended June 30, 1995 were
$7,046,642, which represents an increase of 7.6% over the corresponding period of 1994. For the nine months ended June 30, 1995, total operating expenses were $19,749,419, representing an 8.5% increase over the corresponding period in 1994.

      The increase in operating expenses during 1995 is due primarily to selling, general, and administrative expenses which increased from $5,730,789 in the quarter ended June 30, 1994 to $6,116,932 in the quarter ended June 30, 1995. For the nine months ended June 30, 1995, selling, general, and administrative expenses totaled $17,151,373, compared with $15,969,087 for the same period in 1994. These increased costs are attributable primarily to increased wages, commissions, and other selling costs associated with the increased levels of sales. As a percentage of net sales, selling, general, and administrative expenses decreased from 31.1% and 30.4% in the three and nine months ended June 30, 1994 to 28.6% and 28.6%, respectively, in the three and nine months ended June 30, 1995. As a percentage of net sales, these decreases during 1995 reflect the Company's efforts to control these variable selling expenses.

      Research and development expenses and royalty expenses, as a percentage of net sales, remained relatively consistent between the periods, approximating 2.5% and 1.7%, respectively, for the three and nine months ended June 30, 1995.

      OTHER INCOME - Other income consists principally of interest income from investments and royalty income from the licensing of the TRACH CARE closed suction system. For the three months ended June 30, 1995, other income totaled $975,941, compared to $807,280 for the three months ended June 30, 1994. For the nine months ended June 30, 1995, other income totaled $2,845,701, compared to $2,796,941 for the nine months ended June 30, 1994. The increase primarily reflects the increase in interest income from the Company's increased investment balances. As the Company utilizes its cash reserves to acquire other companies and technology, it is expected that other income from interest will decrease.

      NET INCOME - Net income after taxes for the three months ended June 30, 1995 increased 21.5% to $5,269,166, compared to $4,338,014 for the three months ended June 30, 1994. For the nine months ended June 30, 1995, net income increased 9.8% to $14,815,646, compared to $13,490,000 for the nine months ended June 30, 1994 (excluding the $1,403,232 effect of the change in accounting for income taxes required by FASB 109 in fiscal
1994). The increase in net income during 1995 reflects the growth in net sales, notwithstanding decreased profit margins related to higher labor and raw material costs.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's balance sheet and financial condition continue to be strong. At June 30, 1995 the Company's working capital totaled $66,049,509, compared with $57,581,666 at September 30, 1994 and $55,814,624 at June 30, 1994. The
Company had $41,714,362 in cash, cash equivalents, and investments available-for-sale at June 30, 1995. Cash flows from operations totaled $18,263,080 for the nine months ended June 30, 1995. Stockholders' equity increased $12,849,134 during the nine months ended June 30, 1995, going from $90,433,499 at September 30, 1994 to $103,282,633 at June 30,
1995.

      In addition to its strong liquid position and equity balance, the Company does not have any long-term debt nor does management intend to utilize debt to fund future expansion. The Company maintains a $4,000,000 unsecured line of credit with its bank but has never drawn on this line. Continued growth in cash, cash equivalents, and investments provides the Company financial stability and flexibility to fund current operations, acquisitions, future growth and expansion, and to continue its dividend payment policy.

      At June 30, 1995, net trade accounts receivables totaled $14,537,708, compared to $13,505,173 at September 30, 1994 and
$21,471,877 at June 30, 1994. The overall decrease over the last twelve months, in part reflects the Company's increased efforts in collecting past due accounts and in controlling the extending of unfavorable credit terms. The increase since September 30, 1994 reflects the increased level of sales.

      Inventories at June 30, 1995 were $9,475,326 compared with $9,673,636 at September 30, 1994 and $10,052,811 at June
30, 1994. The decrease in inventory levels, in part reflects a normalizing of hospital and distributor purchasing, and efforts by the Company to better manage and maintain inventory.

      Property and equipment, net of accumulated depreciation, totaled $21,734,105 at June 30, 1995, compared with $21,003,860
at September 30, 1994  and $21,199,328 at June  30, 1994.   The
increase in net property and equipment over the last twelve months reflects normal purchasing to sustain the growth in operations.

      No significant commitments for the purchase of inventory or property or equipment existed as of June 30, 1995. However, see Item 5 - "Other Information."

RISK FACTORS

      The following risks  should be  considered in  evaluating
the  Company  and   its  shares  and  the  foregoing  financial
information:

      COMPETITION. A number of well-established medical products companies, both in the United States and abroad, with substantially greater capital resources and larger research and development staffs and facilities, and with substantially greater marketing systems, are engaged in the manufacture and sale of products which compete with products of the Company, and such other companies are engaged in research designed to reach goals similar to the Company's. Such companies may succeed in developing and marketing similar products which are better or more cost effective than those of the Company and its subsidiaries and also may prove to be more successful than the Company in the manufacturing and marketing of their products. In recent months, the Company has reduced pricing for certain products in order to meet competition pricing and the price reductions demanded by hospitals. In the future, the results of the Company's operations could continue to be impacted by increased competition and continuing pricing pressures.

      PATENTS. The Company owns certain patents and proprietary information acquired while developing its products or through acquisitions, and the Company is the licensee of certain other technology. One of the Company's early U.S. TRACH CARE patents has expired. As patents expire, more competing products may be released into the marketplace by other companies. The ability of the Company to continue to compete effectively with other medical device companies may be materially dependent upon the protection afforded by its patents and the confidentiality of certain proprietary information. There is no assurance that patents will be issued for products and product improvements recently released into the marketplace or for products presently being developed. If a significant patent of the Company were challenged, an adverse ruling could materially adversely affect the Company's sales and profits.

      HEALTH CARE REFORM. Threatened government-mandated reforms continue to cause concern and uncertainty throughout the health care industry. The Company's future results of operations could be severely impacted by government reforms such as strict cost controls and other possible restrictions being considered by some federal and state law makers.

      RESEARCH AND DEVELOPMENT. In the continuing discovery and development of products, the Company spent $572,050 and $1,561,906 for research and development in the three and nine months, respectively, ended June 30, 1995, and $1,638,475, $1,345,052 and $1,047,048 in the years ended September 30, 1994, 1993, and 1992, respectively. The Company plans to continue spending substantial sums for discovery, research and development of products and improvements of existing products. There is no assurance that research and development expenditures in the past or in the future will result in products which are commercially viable so as to recoup related research and development costs or to allow the Company to continue to grow and be profitable.

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

      FOREIGN REGULATION. Company products face a wide variety of existing difficult regulations and a changing regulatory environment in foreign countries. For example, in Europe, there is significant pressure to achieve compliance with international quality standards and to obtain various certifications which are available at great effort and expense to the Company. There can be no assurance that the Company will be successful at obtaining such certifications so as to be able to continue to sell and distribute its products in international markets such as Europe, or that the Company will be able to satisfy international standards and regulations. Failure to do so may severely impair the Company's sales growth in international markets.

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

      LACK OF DIVIDENDS. Prior to January, 1990, no dividends had been paid by the Company on its shares of Common Stock. The Company has paid dividends since January, 1990. However, there can be no assurance that dividends will be paid on shares in the future, particularly since the Company prefers to reserve its cash and liquid assets for growth and possible business acquisitions.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      GUARDIANSHIP OF CARMEN MARIE SMOOT
      v. BALLARD MEDICAL PRODUCTS, ET AL.

      No material developments have occurred in this litigation since the filing of the Company's Form 10-Q for the quarter ended March 31, 1995, or the Company's Form 10-Q/A filed June 14, 1995 for the quarter ended December 31, 1994. The parties continue to engage in the discovery process.

      BALLARD MEDICAL PRODUCTS
      v. HUNTINGTON LABORATORIES, INC.

      As previously reported, on or about April 25, 1995, Ballard filed with the United States District Court for the District of Utah, Central Division, a motion asking the court, among other things, to enter (1) a permanent injunction enjoining Huntington from making, using or selling the foaming device which Huntington was manufacturing and selling before the February 3, 1995 ruling, and (2) a preliminary injunction precluding Huntington from making using or selling its "new" foamer. The motion also asks the court to require Huntington in the future to seek court approval before marketing any modified foamers.

      A hearing has been scheduled before Judge Jenkins on August 21, 1995, for oral argument on Ballard's motion. In the meantime, the parties continue to engage in the process of discovery and information exchange, in anticipation of a trial on damages related to the court's February 3, 1995 summary judgment in favor of Ballard.

      LINDA MADSEN V. BALLARD MEDICAL PRODUCTS

      In June, 1995, a lawsuit was filed against Ballard by Linda Madsen, a former sales rep of the Company. The case was filed in the Superior Court of the State of California for the County of Los Angeles, Case No. LC032477. Ms. Madsen has made numerous claims against the Company, arising out of the
Company's termination of her employment in June, 1994. Her complaint against the Company includes claims for: (1) breach of an implied-in-fact employment contract; (2) unlawful discrimination based upon physical disability; (3) intentional infliction of emotional distress; (4) defamation; (5) fraud; and (6) negligent misrepresentation. Ms. Madsen's complaint seeks general damages of $1,000,000, loss of earnings in excess of $85,000, punitive damages, and costs of suit. The Company believes strongly that Ms. Madsen's complaint is without any merit whatsoever. The Company has retained California counsel who will shortly be filing an answer to Ms. Madsen's complaint and who will then proceed with the process of discovery and information exchange.

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

ITEM 5.  OTHER INFORMATION

      NEURO NAVIGATIONAL CORPORATION

      Effective July 17, 1995, Ballard signed a Stock Purchase and Option Agreement with Neuro Navigational Corporation ("NNC") to purchase 200,000 shares of convertible Series A Preferred Stock representing 19.5% of NNC's capital stock and an option to acquire all of the assets of NNC and its subsidiary, Endovascular, Inc. Although this transaction does not involve acquisition of a significant amount of assets at this point in time, Ballard is summarizing the Stock Purchase and Option Agreement herein because management believes it will be of interest to shareholders.

      The total purchase price for the preferred stock is $2,000,000 ($10 per share), and Ballard will pay $500,000 for the option. The purchase price for the assets will be
$9,500,000 if the option is exercised during the first 12 months, or two times net sales of NNC (for the 12 full calendar months immediately preceding the date of option exercise) if the option is exercised during the remainder of the option term. The option term continues until 24 months following the closing of Ballard's purchase of the option and the preferred shares.

      Located   in  Costa   Mesa,  California,   NNC  develops,
manufactures, and markets fiberoptic imaging technology and disposable microtools designed for minimally invasive brain surgery. NNC is also developing products for vascular surgery. NNC's principal products are disposable microendoscopes, designed to allow a surgeon to perform delicate surgical procedures through small incisions rather than the larger incisions associated with traditional brain surgery, e.g., procedures such as: 1. the treatment of hydrocephalus (water on the brain); 2. tumor removal and biopsy; 3. cyst drainage;
4. hematoma evacuation; and 5. aneurysm repair. These minimally invasive procedures offer many advantages to patients, surgeons, hospitals, and health care reimbursers, such as reduced trauma, faster recovery for the patient, shorter operating time for the surgeon, and reduced hospital stays and overall medical costs.

      NNC has 17 neurosurgery products which have been cleared for sale by the FDA, and is in the early stages of marketing its products. In addition, NNC is developing products for less invasive treatment of complex varicose veins and in situ bypass. These vascular surgery products are in early development and may enter human feasibility studies before the end of the year.

      Ballard is under no obligation to exercise the option. In the event that Ballard does not exercise the option before the end of the option term, the option will expire. In the event that Ballard does not exercise the option, the $500,000 option fee is not refundable.

      The transactions contemplated by the purchase contract are subject to approval by the shareholders of NNC. A special meeting is expected to take place within the next sixty days.

      Ballard believes the purchase of the preferred shares and the asset option is an investment in Ballard's future, diversifying its technology base, and offering the potential for Ballard and NNC to become the market leader in the rapidly growing minimally invasive segment of neurosurgery and vascular surgery. However, there can be no assurance that NNC sales and profitability will improve sufficiently for Ballard to want to exercise the option during the option term. If Ballard does not exercise the option, Ballard will remain as a minority shareholder in NNC. During the option term, Ballard intends to monitor the progress of NNC, in order to determine whether to exercise its asset purchase option.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Statements concerning computation of income per share are included in the financial information provided in
Item 1  of Part I and  are incorporated by reference  into this
Item 6 of Part II of this report.

      (b) No reports on Form 8-K were filed during the period covered by this Form 10-Q.

                          SIGNATURES

      Pursuant to  the requirements of  the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly author-ized.

                                  BALLARD MEDICAL PRODUCTS
                                  (Registrant)

Date:  8/14/95                    Dale H. Ballard, President
                                  (Principal Executive Officer)

Date:  8/14/95                    Kenneth R. Sorenson,
                                  Treasurer
                                  (Principal Accounting Officer)


                          INDEX TO EXHIBITS

      EXHIBIT
       NUMBER       DESCRIPTION OF EXHIBIT                    PAGE NO.

           27       Financial Data Schedule