Form 10-K
period 1995-09-30
BALLARD MEDICAL PRODUCTS
filed 1995-12-12
CIK 723534

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                            for the fiscal year ended
                               September 30, 1995

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

          The aggregate market value of the voting stock held by nonaffiliates of the registrant as of 11/30/95:

                                  $424,652,872

          The number of shares outstanding of the registrant's class of common stock, as of 11/30/95:

                                   26,870,710


                       DOCUMENTS INCORPORATED BY REFERENCE

               The following documents are incorporated by reference herein:

                1. Annual Report to Shareholders for fiscal year ended September 30, 1995: Incorporated into Parts I and II hereof.

                2. Proxy Statement for Annual Meeting of Shareholders to be held January 22, 1996: Incorporated into
                    Part III hereof.


                            BALLARD MEDICAL PRODUCTS

                     Cross Reference Sheet Showing Location
                      in Annual Report or Proxy Statement
               of Information Required by Certain Form 10-K Items

                                                               LOCATION IN
                                                               REFERENCE
           FORM 10-K ITEMS                                     MATERIALS

           Part I

                Item 1.      Business                          Annual Report,
                                                               pp. 1-6

                Item 2.      Properties                        Annual Report,
                                                               pp. 1, 2

           Part II

                Item 5.      Market for Registrant's Common    Annual Report p.
                             Equity and Related Stockholder    6
                             Matters

                Item 6.      Selected Consolidated Financial   Annual Report,
                             Data                              pp. 7, 8

                Item 7.      Management's Discussion and       Annual Report,
                             Analysis of Financial Condition   pp. 24-27
                             and Results of Operations

                Item 8.      Consolidated Financial            Annual Report,
                             Statements and Supplementary      pp. 9-23
                             Data

           Part III

                 Item 10.    Directors and Executive           Proxy Statement,
                             Officers of the Registrant        pp. 3,4, 16-18

                 Item 11.    Executive Compensation            Proxy Statement,
                                                               pp. 5-11

                 Item 12.    Security Ownership of Certain     Proxy Statement,
                             Beneficial Owners and             pp. 2-4
                             Management


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

                4. "BREH" refers to Ballard Real Estate Holdings, Inc., a wholly-owned subsidiary of Ballard.

                5. "BI" refers to Ballard International, Inc., a wholly-owned subsidiary of Ballard.

                6. The "Annual Report" refers to the Company's Annual Report for the fiscal year ended September 30, 1995, which was mailed to its shareholders and to the Commission on or about December 8, 1995.

                7. The "Proxy Statement" refers to the Company's Proxy Statement mailed to its shareholders and to the Commission on or about December 8, 1995, for the Annual Shareholder Meeting to be held January 22, 1996.


                                     PART I

          ITEM 1.  BUSINESS

               The information required by this item is incorporated herein by reference from the Company's Annual Report. In addition, the following information is provided:

               BUSINESS DEVELOPMENTS

               The United States continues to be the principal market for the Company's products. The Company's 136-person sales force is complemented by a distribution system comprised of specialty and general line dealers.

               Sales by the Company are generated in many areas within the hospital, such as intensive care units, emergency services, gastrointestinal and radiology procedure rooms, burn units, and respiratory therapy, as well as the main hospital operating room and outpatient/satellite surgical centers. A second important market for certain of the Company's products is the alternate care market. Alternate care site sales continue to improve as patients are moved into these locations at an increasing rate. The Company's strategy will continue to be to focus on the specialized critical care, operating room, and alternate care sites.

               The sale of the Company's TRACH CARE products is somewhat seasonal, in that sales are better during the winter months when there is a greater incidence of respiratory illness. Other product sales are not subject to seasonal differences.

               INDUSTRY SEGMENTS

               All products of the Company are deemed to be of the same class and are sold in the same industry segment.

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

               The Company purchases significant amounts of paper products and tubing, along with a number of different chemicals used in the manufacture of other hand wash solutions sold as part of the Company's FOAM CARE product line. There are many different suppliers of such chemicals, tubing, and paper products. Occasionally, paper product companies are in short supply, but the Company has adjusted lead times and made other adjustments so that this has not presented a problem.

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

               5.  MIC

               MIC's products (including products added from the May, 1995 acquisition of the assets of Cox Medical Enterprises, Inc.) are protected by sixteen U.S. patents owned by the Company, along with various foreign patents. The U.S. patents expire between January, 1999 and October, 2012. The Company also has other U.S. and foreign patents pending on MIC products, and is a licensee of certain patented technology under a License Agreement dated effective July 28, 1991 with Martin J. Winkler, M.D.

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


               2.  MIC TRADEMARKS

               MIC has registered the following trademarks with the United States Patent and Trademark Office, in addition to others pending:

               REGISTRATION   REGISTRATION        REGISTERED
               NUMBER         DATE                TRADEMARK


               1,414,121      October 21, 1986    MIC (with Snake)
               1,512,575      November 15, 1988   SECUR-LOK
               1,548,136      July 18, 1989       MEDICAL INNOVATIONS
                                                  CORPORATION
               1,713,379      September 8, 1992   MIC-KEY
               1,746,978      January 19, 1993    SHUR-FORM
               1,897,441      June 6, 1995        WE MAKE LIFE A LITTLE EASIER
               1,912,396      August 15, 1995     THERMAL OPTION

               The Company also maintains foreign trademark registrations in Australia, Belgium/Luxembourg, Canada,
          France, Germany, Spain, Switzerland and the United Kingdom. In addition, the Company has various other trademark registrations pending.

               MANUFACTURING BACKLOG

               Generally, all sales of product by the Company include terms requiring payment within thirty days. Product is typically not allowed to be returned unless defective or shipped in error. As of November 30, 1995, the Company had back orders of approximately $712,400, in contrast to approximately $422,000 in back orders at the same time in 1994. Back orders are generally filled within ten days. Most of these back orders are custom kits.

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

               EMPLOYEES

               The Company currently has 686 full-time employees, 396 of whom are hourly production employees. The total sales force now numbers 110 U.S. sales representatives, split into a TRACH CARE/EASI-LAV sales force with 62 representatives and a FOAM CARE/MIC sales force with 48 representatives. In addition, there are 21 full-time Division and National Sales Managers and 5 international sales representatives.

               MANUFACTURING AND WORKING CAPITAL

               All of Ballard's products are assembled, and many component parts are manufactured, at the Company's premises, located in Draper, Utah, where Ballard has complete facilities for the design and construction of the Company's own tooling, prototype molds, and production molds. MIC's products are manufactured at its plants in Milpitas and Ventura, California. The Company uses plastic injection molding and assembly techniques in the manufacture of each of its products.

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

                                       9/30/95      9/30/94     9/30/93
          Company-sponsored
          in-house research and
          development expenses      $2,177,117   $1,638,475  $1,345,052

          ITEM 2.  PROPERTIES

               The information required by this item is incorporated herein by reference from the Company's Annual Report. In addition, the following information is provided:

               The Company owns a 276,000 square-foot plant on approximately twenty acres of land in Draper, Salt Lake County, Utah. The Draper plant has housed our executive offices since March, 1991 and provides space needed for our current production. Through BREH, the Company also owns approximately one hundred acres of ground surrounding the original twenty acres.

               MIC's Milpitas, California plant (approximately 21,000 square feet) is a leased facility located at McCandless Technology Park, Milpitas, California. The plant is leased pursuant to a written lease whose term expires in July, 1998. MIC's Ventura, California plan (approximately 9,000 square feet) is also leased, pursuant to a written lease whose term expires in February, 1996.

          ITEM 3.  LEGAL PROCEEDINGS

               GUARDIANSHIP OF CARMEN MARIE SMOOT
               v. BALLARD MEDICAL PRODUCTS, ET AL.

               No material developments have occurred in this litigation since the filing of the Company's Form 10-Q for the quarter ended June 30, 1995. The parties continue to engage in the discovery process.

               BALLARD MEDICAL PRODUCTS
               v. HUNTINGTON LABORATORIES, INC.

               In August, 1995, Huntington filed a new motion for summary judgment, asking the court to rule Ballard Medical's U.S. Reissue Patent 33,564 (which is the subject of this litigation) invalid. This motion was filed shortly before a hearing which had been scheduled before Judge Jenkins on August 21, 1995. At that hearing, Judge Jenkins postponed a decision on Ballard's motion for injunction.

               In response to Huntington's new motion for summary judgment, Ballard renewed its motion for injunction and filed a cross-motion for summary judgment, urging the court to find the Reissue Patent to be valid. A hearing has been scheduled on all pending motions for December 18, 1995.

               LINDA MADSEN v. BALLARD MEDICAL PRODUCTS

               During the past several months, Linda Madsen's attorney has been attempting to withdraw from the case. No explanation has been provided to Ballard Medical as to why Ms. Madsen's attorney desires to withdraw. In the meantime, discovery has been delayed pending appointment of a new attorney for Ms. Madsen in this case.

          ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                    HOLDERS

               During the fourth quarter of the fiscal year ended
          September 30, 1995, no matters were submitted to a vote of shareholders.


                                  RISK FACTORS

               The following risks should be considered in evaluating the Company and its shares and the financial information presented herein:

               COMPETITION. A number of well-established medical products companies, both in the United States and abroad, with substantially greater capital resources and larger research and development staffs and facilities, and with substantially greater marketing systems, are engaged in the manufacture and sale of products which compete with products of the Company, and such other companies are engaged in research designed to reach similar goals as the Company. Such companies may succeed in developing and marketing similar products which are better than those of the Company and also may prove to be more successful than the Company in the manufacturing and marketing of their products. The Company continues to face pressures to reduce pricing for certain products in order to meet competition and the price reductions demanded by hospitals and hospital buying groups. In the future the results of the Company's operations could continue to be impacted by increased competition and continuing pricing pressures.

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

               RESEARCH AND DEVELOPMENT. In the continuing development of products, the Company spent $2,177,117, $1,638,475, and $1,345,052, for research and development in the fiscal years ended September 30, 1995, 1994, and 1993, respectively. The Company plans to continue spending substantial sums for research, development, and improvement of existing products and for research and development of new products. There is no assurance that research and development expenditures in the past or in the future will result in products which are commercially viable so as to recoup related research and development costs or to allow the Company to continue to grow and be profitable.

               TECHNOLOGICAL CHANGE. The medical technology as utilized by the Company has been subject to rapid advances. While the Company feels that it currently possesses the technology necessary to carry on its business, its commercial success will depend on its ability to remain current with respect to such technological advances and to retain experienced technical personnel. Furthermore, there is always a risk that other technological advances will render the Company's technology and certain products uneconomical to customers or obsolete.

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

          ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND
                    SUPPLEMENTARY DATA

               The Company's consolidated balance sheets as of September 30, 1995 and 1994 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended
          September 30, 1995 are incorporated herein by reference from the Company's Annual Report.

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

          NAME AND AGE                  BACKGROUND

          Dale H. Ballard (72)          President, Chief Executive Officer,
                                        Chairman of the Board (1)

          Harold R. ("Butch")           Executive Vice President,
          Wolcott (48)                  General Manager (2)

          E. Martin Chamberlain (55)    Director, Vice President of Regulatory
                                        Affairs, Secretary (3)

          Bradford D. Bell (46)         Vice President of Sales and Marketing
                                        (4)

          Kenneth R. Sorenson (52)      Treasurer and Principal Financial
                                        Officer (5)

          Paul W. Hess (41)             Director, General Counsel (6)

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

          ITEM 14.  EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS,
                    CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

               (a) DOCUMENTS FILED AS PART OF REPORT

                    1.   CONSOLIDATED FINANCIAL
                         STATEMENTS

               The following are included in the Annual Report incorporated by reference into Parts I and II of this report:

                    Independent Auditor's Report, dated November 9, 1995 (November 14, 1995, as to the fourth and fifth paragraph of Note 8);

                    Consolidated Balance Sheets as of September 30,
                    1995 and 1994;

                    Consolidated Statements of Operations for the Years Ended September 30, 1995, 1994, and 1993;

                    Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 1995, 1994, and 1993;

                    Consolidated Statements of Cash Flows for the
                    Years Ended September 30, 1995, 1994 and 1993;

                    Notes to Consolidated Financial Statements.

                    2.   CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

               The following are included in this report:

                    Independent Auditors' Report dated November 9,
                    1995;

                    Supplemental Schedule II - Valuation Accounts for the Three Years Ended September 30, 1995;

                    Other schedules required by Rule 5.04 of Regulation S-X are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or related notes.

                    3.   EXHIBITS

               See "Ballard Medical Products Index to Exhibits" attached to this report.

               (b)  REPORTS ON FORM 8-K

               No reports on Form 8-K were filed during the quarter ended September 30, 1995.

               (c)  EXHIBITS

               See "Ballard Medical Products Index to Exhibits" attached to this report.

               (d)  SEPARATE FINANCIAL STATEMENT
                    SCHEDULES

               Not applicable.

                           INDEMNIFICATION UNDERTAKING

               For the purpose of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Forms S-8 No. 2-90684 (filed April 24, 1984); No. 2-94306 (filed November 9, 1984); No. 33-0840 (filed
          October 17, 1985); No. 33-17698 (filed October 9, 1987); No.
          33-25628 (filed November 8, 1988); No. 33-36851 (filed
          September 17, 1990; No. 33-41720 (filed July 10, 1991); No.
          33-56302 (filed December 24, 1992); No. 33-73194 (filed
          December 20, 1993); and No. 33-57735 (filed February 16,
          1995).

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

          Date:  December 8, 1995       BALLARD MEDICAL PRODUCTS

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

          Date:  December 12, 1995      By:  Dale H. Ballard
                                             Director

          Date:  December 12, 1995      By:  E. Martin Chamberlain
                                             Director

          Date:  December 12, 1995      By:  Dale H. Ballard, Jr.
                                             Director

          Date:  December 12, 1995      By:  Paul W. Hess
                                             Director

          Date:  December 12, 1995      By:  Kenneth R. Sorenson
                                             Treasurer (Principal
                                             Accounting Officer)


          INDEPENDENT AUDITORS' REPORT

          To the Board of Directors and Stockholders of Ballard
          Medical Products:

               We have audited the consolidated financial statements of Ballard Medical Products and subsidiaries as of September 30, 1995 and 1994, and for each of the three years in the period ended September 30, 1995, and have issued our report thereon dated November 9, 1995 (November 14, 1995, as to the fourth and fifth paragraph of Note 8), which report includes an explanatory paragraph as to the change in the Company's method of accounting for investment securities and income taxes; such consolidated financial statements and report are included in your 1995 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Ballard Medical Products and subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

                                                 Deloitte & Touche LLP
                                                 Salt Lake City, Utah
                                                      November 9, 1995


          SUPPLEMENTAL SCHEDULE II
          BALLARD MEDICAL PRODUCTS
          VALUATION ACCOUNTS
          FOR THE THREE YEARS ENDED
          SEPTEMBER 30, 1995

                               BALANCE AT    ADDITION               BALANCE AT
                                BEGINNING          TO   CHARGED TO      END OF
                                  OF YEAR   ALLOWANCE        COSTS        YEAR


           ALLOWANCE FOR
           DOUBTFUL ACCOUNTS:

                1995             $200,000        NONE    $(75,000)    $125,000

                1994              242,747        NONE     (42,747)     200,000

                1993              169,558     172,284     (99,095)     242,747

           ALLOWANCE FOR
           SALES RETURNS:

                1995             $200,000    $300,000         NONE    $500,000

                1994              122,000     200,000    (122,000)     200,000

                1993               77,284      44,716         NONE     122,000

           ALLOWANCE FOR
           INVENTORY
           OBSOLESCENCE:

                1995                 NONE    $130,453         NONE    $130,453

                1996                 NONE        NONE         NONE        NONE

                1997                 NONE        NONE         NONE        NONE


                            BALLARD MEDICAL PRODUCTS

                                Index to Exhibits

           EXHIBIT     EXHIBIT DESCRIPTION   SEQUENTIALLY NUMBERED PAGE
           NO.

            3.1        Restated Certificate  Incorporated herein by
                       of Incorporation,     reference to Exhibit 3.1 to
                       dated June 18, 1987   Form 10-K, filed December
                                             29, 1989.

            3.2        July 10, 1991         Incorporated herein by
                       Articles of           reference to Exhibit 4.2 to
                       Amendment to          the Registration Statement
                       Articles of           on Form S-3, filed November
                       Incorporation         13, 1991, Registration No.
                                             33-43910.

            3.3        September 20, 1993    Incorporated herein by
                       Articles of           reference to Exhibit 3.3 to
                       Amendment to          Form 10-K filed December
                       Articles of           16, 1993.
                       Incorporation

            3.4        Amended and Restated  Incorporated herein by
                       Bylaws, dated         reference to Exhibit 3.3 to
                       October 12, 1992      Form 10-K, filed December
                                             24, 1992.

            4.1        See Exhibits 3.1,
                       3.2, 3.3, 10.1,
                       10.2, 10.3, 10.4,
                       10.5, 10.6, 10.7,
                       10.8, and 10.9


            9          None

           10.1        Material Contract:    Incorporated herein by
                       1984 Incentive Stock  reference to the
                       Option Plan           Registration Statement on
                                             Form S-8, filed November 9,
                                             1984, Registration No. 2-
                                             94306.

           10.2        Material Contract:    Incorporated herein by
                       1987 Incentive Stock  reference to the
                       Option Plan           Registration Statement on
                                             Form S-8, filed October 9,
                                             1987, Registration No. 33-
                                             17698.

           10.3        Material Contract:    Incorporated herein by
                       1988 Incentive Stock  reference to the
                       Option Plan           Registration Statement on
                                             Form S-8, filed November
                                             18, 1988, Registration No.
                                             33-25628.

           10.4        Material Contract:    Incorporated herein by
                       1990 Incentive Stock  reference to the
                       Option Plan           Registration Statement on
                                             Form S-8, filed September
                                             17, 1990, Registration No.
                                             33-36851.

           10.5        Material Contract:    Incorporated herein by
                       1991 Incentive Stock  reference to Exhibit 4.2 to
                       Option Plan           Registration Statement on
                                             Form S-8, filed July 10,
                                             1991, Registration No. 33-
                                             41720.

           10.6        Material Contract:    Incorporated herein by
                       1992 Incentive Stock  reference to Exhibit 4.3 to
                       Option Plan           Registration Statement on
                                             Form S-8, filed with Post-
                                             Effective Amendment No. 1
                                             on April 9, 1993,
                                             Registration No. 33-56302.

           10.7        Material Contract:    Incorporated herein by
                       Amended and Restated  reference to Exhibit 4.5 to
                       1993 Incentive Stock  Registration Statement on
                       Option Plan           Form S-8, filed December
                                             20, 1993, Registration No.
                                             33-73194.

           10.8        Material Contract:    Incorporated herein by
                       1994 Incentive Stock  reference to Exhibit 10.8
                       Option Plan           to Form 10-K filed December
                                             15, 1994.

           10.9        Material Contract:    p.
                       1995 Incentive Stock
                       Option Plan

           10.10       Material Contract:    Incorporated herein by
                       Agreement of          reference to Exhibit 19 to
                       Settlement dated      Form 10-Q, filed May 15,
                       March 1, 1990, with   1990.
                       Smiths Industries
                       Medical Systems,
                       Inc. and Smiths
                       Industries PLC

           10.11       Material Contract:    Incorporated herein by
                       Development           reference to Exhibit 10.25
                       Agreement, dated      to Form 10-K, filed
                       June 11, 1990 with    December 28, 1990.
                       Draper City

           10.12       Material Contract:    Incorporated herein by
                       Stock Purchase        reference to Exhibit 10.1
                       Agreement Concerning  to Form 8-K, filed March
                       the Purchase by       13, 1993.
                       Ballard Medical
                       Products of All
                       Stock of Medical
                       Innovations
                       Corporation

           10.13       Material Contract:    Incorporated herein by
                       Employment Agreement  reference to Exhibit 10.17
                       dated February 26,    to Form 10-K, filed
                       1993, among Stephen   December 16, 1993.
                       K. Parks, Medical
                       Innovations
                       Corporation, and
                       Ballard Medical
                       Products

           10.14       Material Contract:    Incorporated herein by
                       Employment Agreement  reference to Exhibit 10.18
                       dated February 26,    to Form 10-K, filed
                       1993, among Damon     December 16, 1993.
                       Nuckolls, Medical
                       Innovations
                       Corporation, and
                       Ballard Medical
                       Products

           10.15       Material Contract:    Incorporated herein by
                       Lease dated           reference to Exhibit 10.19
                       September 8, 1986     to Form 10-K, filed
                       between Medical       December 16, 1993.
                       Innovations
                       Corporation, as
                       Tenant, and
                       McCandless
                       Technology Park,
                       Milpitas, Phase I,
                       as Landlord, with
                       Fourth Amendment

           10.16       Material Contract:    Incorporated herein by
                       Agreement dated       reference to Exhibit 10.21
                       effective October 1,  to Form 10-K, filed
                       1993 between Ballard  December 16, 1993.
                       Medical Products and
                       H. Earl Wright and
                       The Wright Foamer
                       Co.

           10.17       Material Contract:    p.
                       Development
                       Agreement, dated
                       effective November
                       14, 1995, by and
                       among Ballard Real
                       Estate Holdings,
                       Inc., City of
                       Pocatello, and Idaho
                       State University

           10.18       Material Contract:    p.
                       Agreement (for
                       acquisition of 20
                       acres in Pocatello,
                       Idaho), dated
                       effective November
                       29, 1995 by and
                       among Ballard Real
                       Estate Holdings,
                       Inc., Idaho State
                       University, and
                       Eastern Idaho
                       Strategic Alliance,
                       Inc.

           11          Computation of        p.
                       Income Per Common
                       Share and Common
                       Equivalent Share

           12          Not Applicable

           13          Ballard Medical       p.
                       Products 1995 Annual
                       Report for the year
                       ended September 30,
                       1995

           16          Not Applicable


           18          Not Applicable

           21          Subsidiaries of       p.
                       Ballard Medical
                       Products

           22          Not Applicable

           23          Independent
                       Auditor's Consent     p.

           24          Not Applicable

           25          Not Applicable

           26          Not Applicable

           27          Financial Data        p.
                       Schedule

           28          Not Applicable

