Form 10-Q
period 1995-12-31
BALLARD MEDICAL PRODUCTS
filed 1996-02-14
CIK 723534

As filed with the Securities and Exchange Commission
                              on February 14, 1996

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                DECEMBER 31, 1995
                          (for quarterly period ended)

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

          APPLICABLE ONLY TO CORPORATE ISSUERS

          Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date:
                   27,085,835 - all common, February 12, 1996.

                    BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

                                 FORM 10-Q INDEX

                                                          Page

                                                            2
           PART I   FINANCIAL INFORMATION

           Item 1.  Financial Statements                    2

                    Condensed Unaudited Consolidated
                    Balance Sheets as of December 31,
                    1995 and September 30, 1995             2

                    Condensed Unaudited Consolidated
                    Statements of Operations for the
                    three months ended December 31,
                    1995 and 1994                           4

                    Condensed Unaudited Consolidated
                    Statements of Cash Flows for the
                    three months ended December 31,
                    1995 and 1994                           5

                    Notes to Condensed Unaudited
                    Consolidated Financial Statements       7

           Item 2.  Management's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations               8

                    Risk Factors                           11

           PART II  OTHER INFORMATION                      13

           Item 1.  Legal Proceedings                      13

           Item 2.  Changes in Securities                  14

           Item 3.  Defaults Upon Senior Securities        14

           Item 4.  Submission of Matters to a Vote
                    of Security Holders                    14

           Item 5.  Other Information                      15

           Item 6.  Exhibits and Reports on Form 8-K       16

                    Signatures                             16

                    Index to Exhibits                      16

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

          PART I - FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

          BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

          CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

          ASSETS                             12/31/95       9/30/95

             CURRENT ASSETS:

                  Cash and cash
                  equivalents             $28,687,213   $27,329,371

                  Investments available
                  for sale                 18,823,639    18,357,304

                  Trade accounts
                  receivable - net         14,905,988    13,504,572

                  Income tax refunds
                  receivable                              2,103,570

                  Royalties receivable      1,047,282       447,282

                  Other receivables         1,037,994     1,173,871

                  Inventories:

                     Raw materials          3,191,290     3,784,222
                     Work-in progress       3,126,231     2,286,542
                     Finished goods         5,266,882     5,220,882

                  Deferred income taxes       730,245       593,313

                  Prepaid expenses            600,730       232,315

                     Total current
                     assets                77,417,494    75,033,244

             PROPERTY AND EQUIPMENT:

                  Land                      1,855,512     1,849,511

                  Buildings                11,886,512    11,886,512

                  Molds                     2,839,944     2,539,615

                  Machinery and
                  equipment                 8,206,198     8,077,753

                  Vehicles                    583,222       535,547

                  Furniture and
                  fixtures                  1,519,624     1,408,169

                  Leasehold
                  improvements                250,522       246,735

                  Construction-in-
                  progress                  2,123,648     1,234,998

                     Total                 29,265,182    27,778,840

          BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

                                             12/31/95       9/30/95

                  Less accumulated
                  depreciation             6,383,626     5,832,822

                     Property and
                     equipment - net      22,881,556    21,946,018

             INTANGIBLE ASSETS - net      15,882,350    15,106,614

             OTHER ASSETS                  2,662,312       933,497

             TOTAL                      $118,843,712  $113,019,373

          LIABILITIES AND
          STOCKHOLDERS' EQUITY

             CURRENT LIABILITIES:

                Accounts payable          $2,253,397    $1,114,607

                Accrued liabilities:

                   Dividends payable       2,153,012

                   Employee
                   compensation              985,041     2,301,755

                   Income taxes payable      914,939

                   Royalties                 332,499       344,712

                   Other                     472,222       448,236

                      Total current
                      liabilities          7,111,110     4,209,310

             DEFERRED INCOME TAXES           459,450       223,757

                      Total liabilities    7,570,560     4,433,067

             STOCKHOLDERS' EQUITY:

                      Common stock         2,677,215     2,656,129

                      Additional
                      paid-in capital     30,274,674    29,213,647

                      Unrealized losses
                      on investments -
                      net of tax            (307,104)     (142,728)

                      Retained earnings   78,628,367    76,859,258

                         Total
                         stockholders'
                         equity          111,273,152   108,586,306

             TOTAL                      $118,843,712  $113,019,373

          See Notes to Condensed Unaudited Consolidated Financial
          Statements.

          BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

          CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
[CAPTION]

                                             Three Months   Three Months
                                                    Ended          Ended
                                                 12/31/95       12/31/94

          NET SALES                          $23,141,632    $18,510,229

          COST OF PRODUCTS SOLD                7,833,736      6,218,877

          GROSS MARGIN                        15,307,896     12,291,352

          OPERATING EXPENSES:

             Selling, general,
             and administrative                6,404,643      5,356,123

             Research and development            646,845        461,565

             Royalties                           357,300        370,500

                Total operating expenses       7,408,788      6,188,188

          OPERATING INCOME                     7,899,108      6,103,164

          OTHER INCOME - net                   1,041,030        911,300

          INCOME BEFORE INCOME
          TAX EXPENSE                          8,940,138      7,014,464

          INCOME TAX EXPENSE                   3,230,510      2,448,000

          NET INCOME                          $5,709,628     $4,566,464

          INCOME PER COMMON AND
          COMMON EQUIVALENT SHARE                 $0.202         $0.168

          INCOME PER COMMON SHARE
          ASSUMING FULL DILUTION                  $0.201         $0.167

          WEIGHTED AVERAGE NUMBER
          OF SHARES OUTSTANDING:

             Common and common
             equivalent shares                28,307,639     27,246,658

             Common shares assuming
             full dilution                    28,395,640     27,320,177

         See Notes to Condensed Unaudited Consolidated Financial
         Statements.

          BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

          CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             Three Months  Three Months
                                                    Ended         Ended
                                                 12/31/95      12/31/94


          CASH FLOWS FROM OPERATING           $5,898,651    $5,477,147
          ACTIVITIES

          CASH FLOWS FROM INVESTING
          ACTIVITIES:

             Capital expenditures for
             property and equipment           (1,486,342)     (449,669)

             Purchases of short-term
             investments                      (5,730,676)   (3,810,264)

             Purchases of intangible assets     (113,101)     (282,184)

             Payment for equity interest      (2,224,815)

             Payment for option                 (500,000)

             Payment for deposit
             on property                          (4,000)

             Proceeds from maturities of
             short-term investments            5,004,073     4,532,806

                Net cash used in
                investing activities          (5,054,861)       (9,311)

          CASH FLOWS FROM FINANCING
          ACTIVITIES:

             Proceeds from exercise
             of options                        2,311,559        75,054

             Cash dividends paid                            (1,582,286)

             Purchase of treasury stock       (1,797,507)

                Net cash provided by (used
                in) financing activities         514,052    (1,507,232)

          NET INCREASE IN CASH AND
          CASH EQUIVALENTS                     1,357,842     3,960,604

          CASH AND CASH EQUIVALENTS,
          BEGINNING OF PERIOD                 27,329,371    15,109,682

          CASH AND CASH EQUIVALENTS,
          END OF PERIOD                      $28,687,213   $19,070,286

         See Notes to Condensed Unaudited Consolidated Financial
         Statements.

          BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

          CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

          SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
                                       Three Months      Three Months
                                              Ended             Ended
                                           12/31/95          12/31/94
          Cash paid during the
          period for taxes                    None          $505,000

          SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

          During the three months ended December 31, 1995, the Company increased additional paid-in capital by $890,181, which represents the tax benefit attributable to the compensation received by employees from the exercise and disqualifying disposition of incentive stock options. There were no disqualifying dispositions of incentive stock options during the three months ended December 31, 1994.

          See Notes to Condensed Unaudited Consolidated Financial
          Statements.

          BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

          NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL
          STATEMENTS

          1. In management's opinion, the accompanying condensed unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial condition of Ballard and its subsidiaries as of December 31, 1995 and September 30, 1995, the results of operations for the three months ended December 31, 1995 and 1994, and the cash flows for the three months ended December 31, 1995 and 1994.

          2. The results of operations for the three months ended December 31, 1995 are not necessarily indicative of the results to be expected for the full year ended
               September 30, 1996.

          3. Effective July 17, 1995, the Company entered into an agreement with Neuro Navigational Corporation ("Neuro") under which the Company acquired on November 14, 1995 200,000 shares of Neuro's convertible Series A Preferred Stock, representing a 19.5% equity interest in Neuro, for $2,000,000.

               In addition, on November 14, 1995, the Company paid Neuro $500,000 for a 24-month option to purchase all of the assets of Neuro. If Ballard exercises the option during the first 12 months of the option period the purchase price for the assets will be $9,500,000. If the option is exercised during the remainder of the option term, the purchase price will be equal to two times the net sales of Neuro for the 12 months immediately preceding the exercise of the option. In either event, the $500,000 option price will be credited towards the purchase price. The option term expires November 13, 1997.

          4. On December 7, 1995, the Company declared a cash dividend of $.08 per share to shareholders of record as of December 18, 1995. The dividend was paid January 3, 1996.

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               The Company's 1995 Annual Report to Shareholders contains management's discussion and analysis of financial condition and results of operations at and for the year ended September 30, 1995. The following discussion and analysis describes material changes in the Company's financial condition and position from September 30, 1995. Trends of a material nature are discussed to the extent known and considered relevant. The analysis of results of operations compares the three months ended December 31, 1995 with the corresponding period of 1994. This analysis should be considered in conjunction with the condensed unaudited consolidated balance sheets, condensed unaudited consolidated statements of operations, and condensed unaudited consolidated statements of cash flows.

          RESULTS OF OPERATIONS

               OVERVIEW - The Company's net sales for the first quarter of fiscal year 1996 were at record levels, increasing 25% over the corresponding 1995 period. The growth in net sales continues to reflect the Company's ability to expand its existing base of business, to effectively compete in a dynamic, cost competitive environment, and to efficiently develop and deliver new products and enhancements to the market place.

               The Company's after-tax profit margin for the first quarter of 1996 remained strong at 24.7% and net income after taxes increased more than 25% over the corresponding 1995 period. The increase in net income and continued strong profit margin reflects the Company's ongoing cost control programs and its desire to maintain profitability and increase share value.

               SALES - Net sales for the three-months ended December 31, 1995 increased 25.0% to $23,141,632, compared with
          $18,510,229 for the corresponding three-month period in fiscal year 1995. In comparison, net sales for the three months ended December 31, 1994 increased 15.4% over the corresponding three-month period of fiscal year 1994.

               Net sales have increased principally due to expanding market penetration of all of Ballard's principal product lines, as well as acceptance of the Company's new products. The Company's MIC enteral feeding catheters continue to show especially strong sales growth, with overall growth of MIC products during the first quarter of 81.1% over the corresponding quarter in 1995.

               Throughout the first quarter, pricing for several products was reduced in order to meet competition and price reductions demanded by hospitals and large buying groups.
          No price increases occurred during the three months covered by this report; therefore, substantially all of the increase in net sales is attributable primarily to an increased volume of products sold.

               All sales of the Company and related receipts were in U.S. dollars. Export sales to unaffiliated customers from the Company's domestic operations did not exceed 10 percent of the Company's domestic consolidated net sales.

               COST OF PRODUCTS SOLD - Cost of products sold for the three months ended December 31, 1995 was $7,833,736, compared to $6,218,877 for the corresponding three months in fiscal year 1995. As a percentage of net sales, cost of products sold for the three months ended December 31, 1995, compared to December 31, 1994, only increased 0.3% from 33.6% to 33.9%, respectively. For the three months ended December 31, 1994 compared to December 31, 1993, cost of products sold as a percentage of net sales increased 3.3% from 30.2% to 33.5%, respectively.

               Cost of goods sold as a percentage of net sales remained relatively consistent reflecting the Company's continuing efforts to control manufacturing costs despite increases resulting from inflationary pressures. The Company continues to refine and automate its manufacturing processes, as well as expand its injection molding capacity. The Company expects cost of products sold to remain fairly constant at approximately 34.0% of net sales for the remainder of fiscal year 1996.

               OPERATING EXPENSES - Operating expenses consist of selling, general, and administrative expenses, research and development expenses, and royalty expenses. Total operating expenses for the three months ended December 31, 1995 were $7,408,788, which represents an increase of 19.7% over the corresponding period of fiscal year 1995. As a percentage of net sales, operating expenses for the three months ended December 31, 1995 totaled 32.0% compared with 33.4% for the corresponding three months in fiscal year 1995. In comparison, operating expenses as a percentage of net sales for the three months ended December 31, 1993 totaled 35.2%.

               The increase in total operating expenses between the first three months of fiscal 1996 over fiscal 1995 is due primarily to selling, general, and administrative expenses which increased from $5,356,123 in the quarter ended December 31, 1994 to $6,404,643 in the quarter ended December 31, 1995. These increased costs are attributable primarily to increased wages, commissions, and other selling costs associated with the increased levels of sales. As a percentage of net sales, selling, general, and administrative expenses decreased from 28.9% in the three months ended December 31, 1994 to 27.7% in the three months ended December 31, 1995. As a percentage of net sales, these decreases during 1995 reflect the Company's efforts to control these variable selling expenses.

               Research and development expenses and royalty expenses, as a percentage of net sales, remained relatively consistent between the periods, approximating 2.8% and 1.5%, respectively, for the three months ended December 31, 1995.

               OTHER INCOME - Other income consists principally of interest income from investments and royalty income from the licensing of the TRACH CARE closed suction system. For the three months ended December 31, 1995, other income totaled $1,041,030, compared to $911,300 for the three months ended December 31, 1994. The increase primarily reflects the increase in interest income from the Company's increased cash and investment balances. Royalty income remains fairly consistent on a quarterly basis, approximating $600,000 quarterly. As the Company utilizes its cash reserves to acquire other companies and technology, it is expected that interest income will decrease.

               NET INCOME - Net income after taxes for the three months ended December 31, 1995 increased 25.0% to $5,709,628, compared to $4,566,464 for the three months ended December 31, 1994. The increase in net income reflects the growth in net sales, and reflects the Company's efforts in controlling production and operating costs.

          LIQUIDITY AND CAPITAL RESOURCES

               For the three months ended December 31, 1995 the Company's operating activities provided $5,898,651 in cash and cash equivalents, compared with $5,477,147 in cash and cash equivalents provided during the three months ended December 31, 1994. At December 31, 1995, working capital totaled $70,306,384, compared with $70,823,934 at September 30, 1995, and its current ratio was at 10.9 to 1.0. The Company had $47,510,852 in cash, cash equivalents, and investments available-for-sale at December 31, 1995, compared with $45,686,675 at September 30, 1995.
          Significant uses of cash during the three month period included the purchase of 100,000 shares of treasury stock, the purchase of a 19.5% interest in Neuro Navigational (see note 4 above), and progress payments toward the construction of the Company's new manufacturing facility in Idaho. See "Item 5. Other Information".

               In addition to its strong liquidity and overall financial position, the Company does not have any long-term debt nor does management intend to utilize debt to fund future expansion. The Company maintains a $4,000,000 unsecured line of credit with its bank but has never drawn on this line. Continued growth in cash, cash equivalents, and investments provides the Company financial stability and flexibility to fund current operations, an aggressive acquisition program, future growth and expansion, and its dividend payment policy.

               No significant commitments for the purchase of inventory or property or equipment existed as of December 31, 1995 except as noted in "Item 5 - Other Information."

          RISK FACTORS

               The following risks should be considered in evaluating the Company and its shares and the foregoing financial information:

               COMPETITION. A number of well-established medical device companies, both in the United States and abroad, with substantially greater capital resources and larger research and development staffs and facilities, and with substantially greater marketing systems, are engaged in the manufacture and sale of products which compete with products of the Company, and such other companies are engaged in research designed to reach goals similar to the Company's. Such companies may succeed in developing and marketing similar products which are better or more cost effective than those of the Company and its subsidiaries and also may prove to be more successful than the Company in the manufacturing and marketing of their products. In recent months, the Company has reduced pricing for certain products in order to meet competition pricing and the price reductions demanded by certain hospitals and large buying groups. In the future, the results of the Company's operations could continue to be impacted by increased competition and continuing pricing pressures.

               PATENTS. The Company owns certain patents and proprietary information acquired while developing its products or through acquisitions, and the Company is the licensee of certain other technology. One of the Company's early U.S. TRACH CARE patents expired in 1993. As patents expire, more competing products may be released into the marketplace by other companies. The ability of the Company to continue to compete effectively with other medical device companies may be materially dependent upon the protection afforded by its patents and the confidentiality of certain proprietary information. There is no assurance that patents will be issued for products and product improvements recently released into the marketplace or for products presently being developed. If a significant patent of the Company were challenged, an adverse ruling could materially adversely affect the Company's sales and profits.

               ACQUISITIONS. In order to continue increasing sales volume and profits, the Company relies heavily on a program of acquiring business and new product lines from other companies. There is always a significant risk that a given acquisition by the Company will prove to be unsuccessful or end up not contributing sufficiently to sales and profit growth of the Company. There is also a risk that hidden and contingent liabilities of an acquired company could negatively impact the Company's financial position or even the acquisition transaction itself.

               HEALTH CARE REFORM. Threatened government-mandated reforms continue to cause concern and uncertainty throughout the health care industry. The Company's future results of operations could be severely impacted by government reforms such as strict cost controls and other possible restrictions being considered by some federal and state law makers.

               RESEARCH AND DEVELOPMENT. In the continuing discovery and development of products, the Company spent $646,845 and $461,565 for research and development in the three months ended December 31, 1995 and 1994, respectively, and $2,177,117, $1,638,245 and $1,345,052 in the years ended
          September 30, 1995, 1994, and 1993, respectively. The Company plans to continue spending substantial sums for discovery, research, and development of products and improvements of existing products. There is no assurance that research and development expenditures in the past or in the future will result in products which are commercially viable so as to recoup related research and development costs or to allow the Company to continue to grow and be profitable.

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

               PRODUCT LIABILITY. The Company's products are intended to be used on or around humans by competent medical personnel. In the event a patient develops medical problems in connection with the Company's products, the Company could be liable for substantial damages. The Company has product liability insurance, but there can be no assurance that the Company would not be materially adversely affected from any claim which may be made, or judgment which may be entered, against it.

               LACK OF DIVIDENDS. Prior to January, 1990, no dividends had been paid by the Company on its shares of Common Stock. The Company has paid dividends since January, 1990. However, there can be no assurance that dividends will be paid on shares in the future, particularly since the Company prefers to reserve its cash and liquid assets for growth and possible business acquisitions.

               UNCERTAINTY OF FINANCIAL RESULTS AND CAPITAL NEEDS. There may be substantial fluctuations in the Company's results of operations because of the timing and recording of revenues and market acceptance of existing Company products. The ability of the Company to expand its manufacturing and marketing operations cannot be predicted with certainty. If revenues do not continue to increase as rapidly as they have in the past few years, or if manufacturing, marketing, or research and development are not successful or require more money than is anticipated, the Company may have to scale back product marketing, development and production efforts and attempt to obtain external financing. There can be no assurance that the Company would be able to obtain timely external financing in the amounts required or that such financing, if available, would be on terms advantageous to the Company.

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

          PART II - OTHER INFORMATION

          ITEM 1.  LEGAL PROCEEDINGS

               GUARDIANSHIP OF CARMEN MARIE SMOOT
               v. BALLARD MEDICAL PRODUCTS, ET AL.

               No material developments have occurred in this litigation since the filing of the Company's Form 10-K for the fiscal year ended September 30, 1995. The parties continue to engage in the discovery process.

               BALLARD MEDICAL PRODUCTS
               v. HUNTINGTON LABORATORIES, INC.

               At a December 18, 1995 hearing, Judge Jenkins (of the U.S. District Court for the District of Utah, Central Division), among other things, granted Ballard's motion for permanent injunction, restraining Huntington from manufacturing or selling the foamer which the court had found on February 3, 1995 to infringe two claims of Ballard's Reissue Patent No. 33,564; ruled that Huntington was estopped from challenging the validity of Ballard's Reissue Patent; and denied Ballard's motion for preliminary injunction related to a modified foamer which Huntington began selling within a week after the February 3, 1995 ruling.

               On or about January 22, 1996, Ballard and Huntington entered into a Settlement Agreement. Pursuant to this Settlement Agreement, among other things: (a) Huntington paid to Ballard the sum of $75,000, as a settlement sum; (b) Huntington has agreed to the validity of the Reissue Patent No. 33,564 and all of its claims; (c) Huntington agreed not to appeal any of the rulings and judgments made thus far in this litigation; and (d) Huntington and Ballard entered into a two-year Supply Contract wherein, among other things, Huntington agreed to discount the price of its 2% CHG being supplied to Ballard.

               Ballard is pleased with the results of this litigation and with the terms of this settlement.

               LINDA MADSEN V. BALLARD MEDICAL PRODUCTS

               Ms. Madsen's attorney has withdrawn from representing her in this case. In the meantime, discovery has been delayed pending appointment of a new attorney for Ms.
          Madsen.

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

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               The following information describes matters submitted to a vote of the security holders:

               (a) The 1996 Annual Meeting of Stockholders was held January 22, 1996 at the principal executive offices of the Company, 12050 Lone Peak Parkway, Draper, Utah.

               (b) At the Annual Meeting of Stockholders, the following persons were elected as Directors, constituting all of the Directors of the Company, and also constituting all of management's nominees in the Proxy Statement mailed to stockholders and filed with the Securities and Exchange Commission prior to the Annual Meeting of Stockholders:

               Dale H. Ballard          E. Martin Chamberlain, Jr.
               John I. Bloomberg        Dale H. Ballard, Jr.
               J. Dallas VanWagoner     Paul W. Hess
               Robert V. Petersen

               (c) It was proposed to the security holders to approve the Company's adoption of the 1995 Incentive Stock Option Plan. The Plan was approved by the following vote:

               Affirmative votes cast        21,178,060
               Negative votes cast            2,477,123
               Abstaining votes                 612,398

          ITEM 5.  OTHER INFORMATION

               IDAHO EXPANSION

               LAND ACQUISITION. Effective November 29, 1995, the Company (acting through BREH) entered into an Agreement for the acquisition of a 20-acre parcel of land (the "Pocatello Property") on Alvin Ricken Drive, Pocatello, Idaho, with Idaho State University ("ISU") and Eastern Idaho Strategic Alliance, Inc. ("EISA").

               ISU (the owner of the Pocatello Property at the time this Agreement was entered into) agreed to cooperate in a land exchange whereby BREH would receive the Pocatello Property at no cost. The parcel of land was conveyed to BREH at the November 30, 1995 closing under this Agreement.

               The Company caused BREH to acquire the Pocatello Property, in order to enable the Company to expand its manufacturing facilities into Pocatello, Idaho. This expansion is necessitated, in part, by low unemployment rates in Salt Lake County and surrounding areas of Utah.
          The Company has adequate land in Draper to accommodate future sales growth, but cannot look to the Wasatch Front to provide labor needed to meet the Company's anticipated sales growth in the near term.

               The Company is in the process of constructing a manufacturing plant (approximately 100,000 square feet) on the Pocatello Property, at an estimated total development cost of $7 to $8 million. This new facility should accommodate the Company's sales growth into the foreseeable future.

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               (a) Statements concerning computation of income per share are included in the financial information provided in
          Item 1 of Part I and are incorporated by reference into this
          Item 6 of Part II of this report.

               The following exhibits are filed with this report:

                    Standard Form of Agreement between Owner and
                    Design/Builder, Part 1, dated effective November
                    14, 1995.

                    Standard Form of Agreement between Owner and
                    Design/Builder, Part 2, dated effective November
                    14, 1995.

               (b) No reports on Form 8-K were filed during the period covered by this Form 10-Q.


                                   SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BALLARD MEDICAL PRODUCTS
                                        (Registrant)

          Date:  2/14/96                Dale H. Ballard, President
                                        (Principal Executive Officer)

          Date:  2/14/96                Kenneth R. Sorenson,
                                        Treasurer
                                        (Principal Accounting Officer)


                                INDEX TO EXHIBITS

            EXHIBIT  DESCRIPTION OF EXHIBIT
             NUMBER                                         PAGE NO.


               10.1  Standard Form of Agreement between
                     Owner and Design/Builder, Part 1,
                     dated effective November 14, 1995.         17

               10.2  Standard Form of Agreement between
                     Owner and Design/Builder, Part 2,
                     dated effective November 14, 1995.         24

               27    Financial Data Schedule