Form 10-Q
period 1996-03-31
BALLARD MEDICAL PRODUCTS
filed 1996-05-13
CIK 723534

As filed with the Securities and Exchange Commission
                                 on May 13, 1996

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 MARCH 31, 1996
                          (for quarterly period ended)

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

          APPLICABLE ONLY TO CORPORATE ISSUERS

          Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date:
                      27,253,057 - all common, May 10, 1996


                    BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

                                 FORM 10-Q INDEX

                                                          Page


          PART I   FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Condensed Unaudited Consolidated
                   Balance Sheets as of March 31,
                   1996 and September 30, 1995

                   Condensed Unaudited Consolidated
                   Statements of Operations for the
                   three and six months ended March
                   31, 1996 and 1995

                   Condensed Unaudited Consolidated
                   Statements of Cash Flows for the
                   six months ended March 31,
                   1996 and 1995

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

                6. "Neuro" refers to Neuro Navigational Corporation, a Delaware corporation.

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

          ENDOSCOPIC RETROGRADE CHOLANGIOPANCAROTOGRAPHY ("ERCP") is the use of flexible catheters employed endoscopically, to diagnose and treat disorders of the biliary (liver, pancreas, and gall bladder) tree.

          ENTERAL FEEDING CATHETER is a catheter used for the delivery of nutritional liquids into the gastrointestinal tract of the patient.

          GASTROENTEROLOGY  ("GI")  is   the  human  digestive  tract,
          including, but not limited to, the esophagus, stomach, duodenum, small intestine and colon.

          POLYPECTOMY is a procedure in which an abnormal growth, within the GI tract is removed by means of a flexible wire loop that incorporates electrocautery capability.

          SCLEROTHERAPY uses a needle catheter, employed endoscopically, to inject medication directly into the varix of the esophagus, and is most commonly used in treatment of alcoholics.

          PART I - FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

          BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

          CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

          ASSETS                               3/31/96       9/30/95


             CURRENT ASSETS:

                Cash and cash
                equivalents                $25,328,316   $27,329,371

                Investments available-
                for-sale                    20,753,322    18,357,304

                Trade accounts
                receivable - net            14,780,058    13,504,572

                Other receivables            1,314,323     1,173,871

                Inventories:

                   Raw materials             4,142,539     3,784,222

                   Work-in-progress          2,503,048     2,286,542

                   Finished goods            5,715,231     5,220,882

                Deferred income taxes          717,594       593,313

                Income tax refunds
                receivable                                 2,103,570

                Royalties receivable           893,747       447,282

                Prepaid expenses             1,477,610       232,315

                   Total current assets     77,625,788    75,033,244

             PROPERTY AND EQUIPMENT:

                Land                         3,944,701     1,849,511

                Buildings                   11,892,512    11,886,512

                Molds                        2,877,142     2,539,615

                Machinery and equipment      8,110,064     8,077,753

                Vehicles                       558,740       535,547

                Furniture and fixtures       1,638,752     1,408,169

                Leasehold improvements         249,141       246,735

                Construction-in-
                progress                     4,106,316     1,234,998

                   Total                    33,377,368    27,778,840

                Less accumulated
                depreciation                 6,730,136     5,832,822

                   Property and
                   equipment net            26,647,232    21,946,018

             INTANGIBLE ASSETS -
             net                            15,852,584    15,106,614

             OTHER ASSETS                    3,116,771       933,497

             TOTAL                        $123,242,375  $113,019,373


          See  Notes  to  Condensed  Unaudited  Consolidated Financial
          Statements.

          BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

          CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS (continued)

          LIABILITIES AND
          STOCKHOLDERS' EQUITY                 3/31/96       9/30/95


             CURRENT LIABILITIES:

                Accounts payable           $1,219,015    $1,114,607

                Accrued liabilities:

                   Employee
                   compensation               936,792     2,301,755

                   Royalties                  391,531       344,712

                   Other                    2,061,112       448,236

                      Total current
                      liabilities           4,608,450     4,209,310

              DEFERRED INCOME TAXES           472,228       223,757

                      Total liabilities     5,080,678     4,433,067

              STOCKHOLDERS' EQUITY:

                   Common stock             2,697,276     2,656,129

                   Additional paid-in
                   capital                 34,077,907    29,213,647

                   Retained earnings       81,500,803    76,859,258

                   Net unrealized loss
                   on investments
                   available-for-sale
                   (net of taxes)            (114,289)     (142,728)

                      Total
                      Stockholders'
                      equity              118,161,697   108,586,306

             TOTAL                       $123,242,375  $113,019,373


          See  Notes to  Condensed  Unaudited  Consolidated  Financial
          Statements.

          BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

          CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                 Three Months Ended         Six Months Ended

                               3/31/96      3/31/95      3/31/96       3/31/95

     NET SALES             $25,117,211  $20,030,632  $48,258,843   $38,540,861

     COST OF PRODUCTS
     SOLD                    8,489,698    6,621,987   16,323,434    12,840,864

     GROSS MARGIN           16,627,513   13,408,645   31,935,409    25,699,997

     OPERATING EXPENSES:

     Selling, general,
     and administrative      7,214,346    5,678,318   13,618,988    11,034,441

     Research and
     development               737,834      528,291    1,384,679       989,856

     Royalties                 407,300      307,980      764,601       678,480

        Total operating
        expenses             8,359,480    6,514,589   15,768,268    12,702,777

     OPERATING INCOME        8,268,033    6,894,056   16,167,141    12,997,220

     OTHER INCOME - Net      1,583,417      958,460    2,624,447     1,869,760

     INCOME BEFORE INCOME
     TAX EXPENSE             9,851,450    7,852,516   18,791,588    14,866,980

     INCOME TAX EXPENSE      3,600,000    2,872,500    6,830,510     5,320,500

     NET INCOME              6,251,450    4,980,016   11,961,078     9,546,480

     INCOME PER SHARE:

        Common and common
        equivalent shares       $0.221       $0.181       $0.423        $0.349

        Common shares
        assuming full
        dilution                $0.220       $0.180       $0.420        $0.345

     WEIGHTED AVERAGE
     NUMBER OF SHARES
     OUTSTANDING:

        Common and common
        equivalent shares   28,301,706   27,515,066   28,304,673    27,380,862

        Common shares
        assuming full
        dilution            28,370,205   27,659,806   28,457,978    27,666,752


          See  Notes  to  Condensed  Unaudited  Consolidated Financial
          Statements.

          BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

          CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Six Months Ended


                                                3/31/96         3/31/95


          CASH FLOWS FROM OPERATING

          ACTIVITIES                       $13,181,778     $10,520,909

          CASH FLOWS FROM INVESTING
          ACTIVITIES:

          Capital expenditures for
          property and equipment            (3,754,996)       (989,654)

          Capital expenditures for land     (2,158,456)
          Proceeds from sale of land           511,429

          Investment in Neuro               (2,545,454)

          Interest bearing advances to
          Neuro                               (920,000)

          Receipt of principal on
          advances to Neuro                  1,275,000

          Purchases of investments
          available-for-sale               (11,761,758)    (11,534,097)

          Purchases of intangible assets    (1,235,515)     (1,068,215)

          Proceeds from sales of
          investments available-for-sale     9,406,746       8,576,440

          Net cash used in investing
          activities                       (11,183,004)     (5,015,526)


          CASH FLOWS FROM FINANCING
          ACTIVITIES:

          Proceeds from exercise of
          options                            3,349,704         166,470

          Cash dividends paid               (2,153,015)     (1,587,600)

          Purchase of treasury stock        (5,196,518)

          Net cash used in financing
          activities                        (3,999,829)     (1,421,130)

          NET (DECREASE) INCREASE IN
          CASH AND CASH EQUIVALENTS         (2,001,055)      4,084,253

          CASH AND CASH EQUIVALENTS,
          BEGINNING OF PERIOD               27,329,371      15,109,682

          CASH AND CASH EQUIVALENTS,
          END OF PERIOD                    $25,328,316     $19,193,935


          See notes to condensed unaudited consolidated financial statements.

          BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

          CONDENSED  UNAUDITED CONSOLIDATED  STATEMENTS OF  CASH FLOWS
          (CONTINUED)

          SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

           Cash paid during the period
           for taxes                         $4,685,000      $4,466,000

          SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
          AND FINANCING ACTIVITIES:

          During the six months ended March 31, 1996 and 1995, the Company increased additional paid-in capital by $1,585,703 and $83,616, respectively, which represents the tax benefit attributable to the compensation received by employees from the exercise and disqualifying disposition of incentive stock options.

          During the six months ended March 31, 1996 and 1995, the Company included in equity $114,289 and $97,311, respectively, of net unrealized losses on investments available-for-sale (net of taxes).

          See  Notes  to  Condensed  Unaudited  Consolidated Financial
          Statements.

          BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

          NOTES   TO   CONDENSED   UNAUDITED  CONSOLIDATED   FINANCIAL
          STATEMENTS

          1. In management's opinion, the accompanying condensed unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial condition of Ballard and its subsidiaries as of March 31, 1996 and September 30, 1995, the results of operations for the three and six months ended March 31, 1996 and 1995, and the cash flows for the six months ended March 31, 1996 and 1995.

          2. The results of operations for the three and six months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year ended September 30, 1996.

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               The Company's 1995 Annual Report to Shareholders contains management's discussion and analysis of the financial condition and results of operations at and for the year ended September 30, 1995. The following discussion and analysis describes material changes in the Company's financial condition and position from September 30, 1995. Trends of a material nature are discussed to the extent known and considered relevant. The analysis of results of operations compares the three and six months ended March 31, 1996, respectively, with the corresponding periods of 1995. This analysis should be considered in conjunction with the condensed unaudited consolidated balance sheets, condensed unaudited consolidated statements of operations, and condensed unaudited consolidated statements of cash flows.

          RESULTS OF OPERATIONS

               OVERVIEW - The Company's net sales for the second quarter and first six months of fiscal year 1996 continued to grow at better than a 25.0% rate over the corresponding 1995 periods. The growth in net sales reflects the Company's ability to gain market share through expansion of its existing business base and to efficiently develop and deliver new products and enhancements.

               The Company's after-tax profits for the second quarter and first six months of fiscal year 1996 also grew more than 25.0% over the corresponding 1995 periods. The increase in profits reflects the Company's ongoing cost control programs and its ability to effectively compete in a dynamic, cost competitive environment.

               SALES - Net sales for the three months ended March 31, 1996 increased 25.4% to $25,117,211, compared with
          $20,030,632 for the corresponding period in fiscal year 1995. Net sales for the six months ended March 31, 1996 increased 25.2% to $48,258,843, compared with $38,540,861 for the corresponding period in fiscal year 1995.

               The growth in net sales is principally due to expanding market penetration of all of Ballard's principal product lines, as well as acceptance of the Company's new products. The Company's MIC enteral feeding catheters continue to show especially strong sales growth, with overall growth of MIC products during the first six months of fiscal 1996 of 44.9% over the corresponding period in 1995. International sales showed strong growth in the second quarter of 1996, with growth of 54.3% over the corresponding quarter of fiscal 1995.

               Throughout the first half of the year, pricing for several products was reduced in order to meet competition and price reductions demanded by hospitals and large buying groups. No price increases occurred during the three or six months covered by this report; therefore, substantially all of the increase in net sales is attributable primarily to an increased volume of products sold.

               All sales of the Company and related receipts were in U.S. dollars. Export sales to unaffiliated customers from the Company's domestic operations did not exceed 10% of the Company's domestic consolidated net sales.

               COST OF PRODUCTS SOLD - Cost of products sold for the three months ended March 31, 1996 was $8,489,698, compared to $6,621,987 for the corresponding three months in fiscal 1995. Cost of products sold for the six months ended March 31, 1996 was $16,323,434, compared to $12,840,864 for the corresponding six months in fiscal year 1995. As a percentage of net sales, cost of products sold for the three and six months ended March 31, 1996 was 33.8% for both periods, compared with 33.0% and 33.3%, respectively, for the three and six months ended March 31, 1995.

               Cost of products sold as a percentage of net sales has remained relatively consistent during the periods reflecting the Company's continuing efforts to control manufacturing costs despite increases resulting from inflationary pressures. The Company continues to refine and automate its manufacturing processes, as well as expand its injection molding capacity. The Company expects cost of products sold to remain fairly constant at approximately 34.0% of net sales for the remainder of fiscal year 1996.

               OPERATING  EXPENSES  -  Operating expenses  consist  of
          selling, general, and administrative expenses, research and development expenses, and royalty expenses. Total operating expenses for the three and six months ended March 31, 1996 were $8,359,480 and $15,768,268, respectively, which represents increases of 28.3% and 24.1%, respectively, over the corresponding periods of fiscal year 1995. As a percentage of net sales, operating expenses for the three and six months ended March 31, 1996 totaled 33.3% and 32.7%, respectively, compared with 32.5% and 32.9%, respectively, for the corresponding periods in fiscal year 1995.

               The increase in total operating expenses is due primarily to selling, general, and administrative expenses which increased from $5,678,318 and $11,034,441, respectively, in the three and six months ended March 31, 1995 to $7,214,346 and $13,618,988, respectively, in the three and six months ended March 31, 1996. These increased costs are attributable primarily to increased wages, commissions, and other selling costs associated with the increased levels of sales. As a percentage of net sales, selling, general, and administrative expenses remained relatively consistent, at 28.7% and 28.2%, respectively, for the three and six months ended March 31, 1996, compared with 28.3% and 28.6%, respectively, for the corresponding periods of fiscal year 1995. As a percentage of net sales, these consistent percentages reflect the Company's successful efforts in controlling its variable selling expenses.

               Research and development expenses and royalty expenses, as a percentage of net sales, also remained relatively consistent between the periods, approximating 2.9% and 1.6%, respectively, for both the three and six months ended March 31, 1996, compared with 2.6% and 1.6%, respectively, for the corresponding periods in fiscal year 1995.

               OTHER INCOME - Other income generally consists of interest income from investments and royalty income from the licensing of the TRACH CARE closed suction system. In addition, for the three months ended March 31, 1996 other income included $448,162 of net gain from the sale of approximately four acres of land located to the south of the Company's facility. For the three and six months ended March 31, 1996, other income totaled $1,583,417 and $2,624,447, respectively, compared to $958,460 and $1,869,760, respectively, for the corresponding periods in fiscal year 1995. Besides the land sale, the increases primarily reflect the increase in interest income from the Company's increased cash and investment balances. Royalty income remains fairly consistent on a quarterly basis, approximating $600,000 quarterly.

               NET INCOME - Net income after taxes for the three and six months ended March 31, 1996 increased 25.5% and 25.3%, respectively, to $6,251,450 and $11,961,078, compared to $4,980,016 and $9,546,480, respectively, for the corresponding periods in fiscal year 1995. The increase in net income reflects the growth in net sales, including strong contributions and market-share gains from the MIC business, and reflects the Company's successful efforts in controlling production and operating costs.

          LIQUIDITY AND CAPITAL RESOURCES

               For the six months ended March 31, 1996 the Company's operating activities provided $13,181,778 in cash and cash equivalents, compared with $10,520,909 in cash and cash equivalents provided during the corresponding period in fiscal year 1995. At March 31, 1996, working capital totaled $73,017,338, compared with $70,823,934 at September 30, 1995, and the Company's current ratio was 16.8 to 1.0 at March 31, 1996. The Company had $46,081,638 in cash, cash equivalents, and investments available-for-sale at March 31, 1996, compared with $45,686,675 at September 30, 1995.

               Significant uses of cash during the six months ended March 31, 1996 included the purchase of 300,000 shares of treasury stock for $5,196,518, the purchase of a 19.5% interest in Neuro Navigational for $2,000,000 and related option for $500,000 (see December 31, 1995 Form 10-Q), the payment of $2,153,015 in cash dividends, the purchase of land in California for $2,158,456 (see Item 5. Other Information), and $1,994,233 in progress payments toward the construction of the Company's new manufacturing facility in Pocatello, Idaho.

               In addition to its strong liquidity and overall financial position, the Company does not have any long-term debt nor does management intend to utilize debt to fund future expansion. The Company maintains a $5,000,000 unsecured line of credit with its bank but has never drawn on this line. Continued growth in cash, cash equivalents, and investments provides the Company financial stability and flexibility to fund current operations, an aggressive acquisition program, future growth and expansion, and its dividend payment policy.

               No   significant  commitments   for  the   purchase  of
          inventory or property or equipment existed as of March 31, 1996 except as noted in "Item 5 - Other Information."

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

               RESEARCH AND DEVELOPMENT. In the continuing discovery and development of products, the Company spent $737,834 and $1,384,679, respectively, in the three and six months ended March 31, 1996 for research and development activities, and $2,177,117, $1,638,245 and $1,345,052 in the years ended
          September 30, 1995, 1994, and 1993, respectively. The Company plans to continue spending substantial sums for discovery, research, and development of products and improvements of existing products. There is no assurance that research and development expenditures in the past or in the future will result in products which are commercially viable so as to recoup related research and development costsor toallowthe Companytocontinue togrowand beprofitable.

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

          PART II - OTHER INFORMATION

          ITEM 1.  LEGAL PROCEEDINGS

               GUARDIANSHIP OF CARMEN MARIE SMOOT
               v. BALLARD MEDICAL PRODUCTS, ET AL.

               No material developments have occurred in this litigation since the filing of the Company's Form 10-Q for the quarter ended December 31, 1995. The parties continue to engage in the discovery process.

               LINDA MADSEN V. BALLARD MEDICAL PRODUCTS

               Ms. Madsen has retained new counsel. Otherwise, no material developments have occurred in this litigation since the filing of the Company's Form 10-Q for the quarter ended December 31, 1995.

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

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               Since the Company's January, 1996 Annual Meeting of Shareholders, no matters have been submitted to a vote of the shareholders.

          ITEM 5.  OTHER INFORMATION

          CALIFORNIA FACILITY

               On or about March 26, 1996, the Company purchased approximately 6.5 acres of land in Fremont City, Alameda County, California, in order to construct a new manufacturing facility. The Company intends to consolidate all of its California manufacturing operations (Milpitas and Ventura) into this new facility to be built in Fremont. The purchase price for the land was $2,158,456, all of which was funded from the Company's cash reserves.

          ENDOVATIONS, INC.

               On  or  about April  19,  1996,  the Company  purchased
          (through its California subsidiary, Medical Innovations Corporation) substantially all the assets and business of Endovations, Inc. ("Endovations"), a wholly-owned subsidiary of Arrow Precision Products, Inc. The product lines purchased from Endovations include the following GI products (with related patents issued and pending): CAN-OPT ERCP catheters, ENDO-GUARD mouthguards, polypectomy products, sclerotherapy needles, and certain pharmaceutical products. The purchase price for the Endovations assets was $1,216,382, all of which was funded from the Company's cash reserves. The Company feels that this acquisition will complement and strengthen its presence in the hospital GI environment.

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

                                        BALLARD MEDICAL PRODUCTS
                                        (Registrant)

          Date:  5/13/96                Dale H. Ballard, President and
                                        Principal Executive Officer

          Date:  5/13/96                Kenneth R. Sorenson,
                                        Treasurer and
                                        Principal Financial Officer


                                INDEX TO EXHIBITS

            EXHIBIT
             NUMBER       DESCRIPTION OF EXHIBIT                  PAGE NO.

                 27       Financial Data Schedule