Form 10-Q
period 1996-06-30
BALLARD MEDICAL PRODUCTS
filed 1996-08-13
CIK 723534

As filed with the Securities and Exchange Commission
                               on August 13, 1996

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  JUNE 30, 1996
                          (for quarterly period ended)

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

                    27,466,074 - all common, August 12, 1996

                    BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

                                 FORM 10-Q INDEX

                                                          Page

           PART I   FINANCIAL INFORMATION

           Item 1.  Financial Statements

                    Condensed Unaudited Consolidated
                    Balance Sheets as of June 30, 1996
                    and September 30, 1995

                    Condensed Unaudited Consolidated
                    Statements of Operations for the
                    three and nine months ended June
                    30, 1996 and 1995

                    Condensed Unaudited Consolidated
                    Statements of Cash Flows for the
                    nine months ended June 30,
                    1996 and 1995

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

          PART I - FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

          BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

          CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

           ASSETS                               6/30/96       9/30/95

              CURRENT ASSETS:

                 Cash and cash
                 equivalents                $20,547,161   $27,329,371

                 Investments available-
                 for-sale                    25,476,775    18,357,304

                 Trade accounts
                 receivable - net            18,405,282    13,504,572

                 Other receivables              896,153     1,173,871

                 Inventories:

                    Raw materials             4,530,179     3,784,222

                    Work-in-progress          2,716,450     2,286,542

                    Finished goods            6,212,873     5,220,882

                 Deferred income taxes          734,481       593,313

                 Income tax receivable        2,095,898     2,103,570

                 Royalties receivable           651,885       447,282

                 Prepaid expenses               336,314       232,315

                    Total current assets     82,603,451    75,033,244

              PROPERTY AND EQUIPMENT:

                 Land                         3,944,701     1,849,511

                 Buildings                   11,957,625    11,886,512

                 Molds                        3,348,805     2,539,615

                 Machinery and equipment      8,833,419     8,077,753

                 Vehicles                       595,958       535,547

                 Furniture and fixtures       1,816,819     1,408,169

                 Leasehold improvements         267,267       246,735

                 Construction-in-
                 progress                     7,622,714     1,234,998

                    Total                    38,387,308    27,778,840

                 Less accumulated
                 depreciation                 7,279,161     5,832,822

                    Property and
                    equipment - net          31,108,147    21,946,018

              INTANGIBLE ASSETS -
              net                            16,194,061    15,106,614

              OTHER ASSETS                    4,735,025       933,497

              TOTAL                        $134,640,684  $113,019,373

          See  Notes  to  Condensed  Unaudited  Consolidated Financial
          Statements.

          BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

          CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS (continued)

          LIABILITIES AND
          STOCKHOLDERS' EQUITY                  6/30/96       9/30/95

              CURRENT LIABILITIES:

                 Accounts payable           $2,650,476    $1,114,607

                 Accrued liabilities:

                    Employee
                    compensation             1,895,095     2,301,755

                    Royalties                  324,783       344,712

                    Other                    1,249,942       448,236

                       Total current
                       liabilities           6,120,296     4,209,310

               DEFERRED INCOME TAXES                         223,757

                       Total liabilities     6,120,296     4,433,067

               STOCKHOLDERS' EQUITY:

                    Common stock             2,731,072     2,656,129

                    Additional paid-in
                    capital                 38,923,766    29,213,647

                    Retained earnings       87,057,922    76,859,258

                    Net unrealized loss
                    on investments
                    available-for-sale
                    (net of taxes)            (192,372)     (142,728)

                       Total
                       Stockholders'
                       equity              128,520,388   108,586,306

              TOTAL                       $134,640,684  $113,019,373

          See  Notes  to  Condensed Unaudited  Consolidated  Financial
          Statements.

          BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

          CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  Three Months Ended        Nine Months Ended

                                6/30/96      6/30/95      6/30/96       6/30/95

      NET SALES             $26,198,564  $21,353,249  $74,457,407   $59,894,110

      COST OF PRODUCTS
      SOLD                    8,913,954    7,069,845   25,237,388    19,910,709

      GROSS MARGIN           17,284,610   14,283,404   49,220,019    39,983,401

      OPERATING EXPENSES:

      Selling, general,
      and administrative      6,990,075    6,116,932   20,609,063    17,151,373

      Research and
      development               736,581      572,050    2,121,260     1,561,906

      Royalties                 357,300      357,660    1,121,901     1,036,140

         Total operating
         expenses             8,083,956    7,046,642   23,852,224    19,749,419

      OPERATING INCOME        9,200,654    7,236,762   25,367,795    20,233,982

      OTHER INCOME - net      1,286,197      975,941    3,910,644     2,845,701

      INCOME BEFORE INCOME
      TAX EXPENSE            10,486,851    8,212,703   29,278,439    23,079,683

      INCOME TAX EXPENSE      3,969,834    2,943,537   10,800,344     8,264,037

      NET INCOME              6,517,017    5,269,166   18,478,095    14,815,646

      INCOME PER SHARE:

         Common and common
         equivalent shares       $0.228       $0.191       $0.651        $0.539

         Common shares
         assuming full
         dilution                $0.228       $0.190       $0.643        $0.535

      WEIGHTED AVERAGE
      NUMBER OF SHARES
      OUTSTANDING:

         Common and common
         equivalent shares   28,523,419   27,646,414   28,377,588    27,469,379

         Common shares
         assuming full
         dilution            28,525,480   27,747,830   28,757,975    27,715,290

          See  Notes  to  Condensed Unaudited  Consolidated  Financial
          Statements.

          BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

          CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Nine Months Ended

                                                 6/30/96         6/30/95

           CASH FLOWS FROM OPERATING
           ACTIVITIES                       $19,095,972     $18,263,080

           CASH FLOWS FROM INVESTING
           ACTIVITIES:

           Capital expenditures for
           property and equipment            (8,351,329)     (1,317,939)

           Capital expenditures for land     (2,158,456)

           Proceeds from sale of land           511,429

           Investment in Neuro               (2,670,454)

           Interest bearing advances to
           Neuro                             (2,130,700)

           Repayment of advances to Neuro     1,295,640

           Increase in deposits                 (13,460)

           Net cash paid for acquisitions    (1,216,382)     (3,970,340)

           Purchases of investments
           available-for-sale               (21,537,122)    (16,279,778)

           Purchases of intangible assets    (1,667,324)     (1,254,597)

           Proceeds from sales of
           investments available-for-sale    14,336,653      13,925,730

           Net cash used in investing
           activities                       (23,601,505)     (8,896,924)

           CASH FLOWS FROM FINANCING
           ACTIVITIES:

           Proceeds from exercise of
           options                            6,037,754         421,153

           Cash dividends paid               (2,153,010)     (1,581,821)

           Purchase of treasury stock        (6,161,421)

           Net cash used in financing
           activities                        (2,276,677)     (1,160,668)

           NET (DECREASE) INCREASE IN
           CASH AND CASH EQUIVALENTS         (6,782,210)      8,205,488

           CASH AND CASH EQUIVALENTS,
           BEGINNING OF PERIOD               27,329,371      15,109,682

           CASH AND CASH EQUIVALENTS,
           END OF PERIOD                    $20,547,161     $23,315,170

          See notes to condensed unaudited consolidated financial statements.

          BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

          CONDENSED  UNAUDITED CONSOLIDATED  STATEMENTS OF  CASH FLOWS
          (CONTINUED)

          SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

          Cash paid during the period
          for taxes                          $9,509,060      $6,477,900

          SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
          AND FINANCING ACTIVITIES:

          During the nine months ended June 30, 1996 and 1995, the Company increased additional paid-in capital by $3,782,308 and $171,500, respectively, which represents the tax benefit attributable to the compensation received by employees from the exercise and disqualifying disposition of incentive stock options.

          During the nine months ended June 30, 1996 and 1995, the Company included in equity $192,372 and $185,602, respectively, net unrealized losses on investments available-for-sale (net of taxes).

          See  Notes to  Condensed  Unaudited  Consolidated  Financial
          Statements.

          BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

          NOTES   TO   CONDENSED   UNAUDITED  CONSOLIDATED   FINANCIAL
          STATEMENTS

          1. In management's opinion, the accompanying condensed unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial condition of Ballard and its subsidiaries as of June 30, 1996 and September 30, 1995, the results of operations for the three and nine months ended June 30, 1996 and 1995, and the cash flows for the nine months ended June 30, 1996 and 1995.

          2. The results of operations for the three and nine months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year ended September 30, 1996.

          3. On April 19, 1996, the Company acquired substantially all of the assets of Endovations, Inc. ("Endovations"), a wholly-owned subsidiary of Arrow Precision Products, Inc., for a cash purchase price of $1,216,382. Endovations is a manufacturer of various products used in the hospital GI environment. The acquisition has been accounted for using the purchase method of
               accounting  and,  as   such,  Endovations'  results  of
               operations have been included in the accompanying consolidated financial statements from the date of acquisition. The cost of this acquisition exceeded the estimated fair value of the acquired net assets by $400,000, which is being amortized over 10 years.

               Pro forma financial information is not presented as the effect on the Company's financial position and earnings was not significant.

          4. In October, 1995, the Financial Accounting Standards Board issued SFAS 123 "Accounting for Stock-Based Compensation" which became effective beginning January 1, 1996. SFAS 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion 25 in its financial statements and will disclose in a footnote to its 1996 Annual Report on Form 10-K the proforma effect on net income and earnings per share, as if the Company had applied the new standard.

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               The Company's 1995 Annual Report to Shareholders contains management's discussion and analysis of the financial condition and results of operations at and for the year ended September 30, 1995. The following discussion and analysis describes material changes in the Company's financial condition and position from September 30, 1995. Trends of a material nature are discussed to the extent known and considered relevant. The analysis of results of operations compares the three and nine months ended June 30, 1996, respectively, with the corresponding periods of 1995. This analysis should be considered in conjunction with the condensed unaudited consolidated balance sheets, condensed unaudited consolidated statements of operations, and condensed unaudited consolidated statements of cash flows.

          RESULTS OF OPERATIONS

               OVERVIEW - The Company's net sales for the quarter and the nine months ended June 30, 1996 were at record levels, reflecting the Company's continuing ability to gain market share through expansion of its existing business base and its ability to efficiently develop and deliver to the market new products and enhancements.

               The Company's earnings for the third quarter and through the nine months ending June 30, 1996 also continued to grow over the corresponding 1995 periods. The growth in overall profits and high after-tax margins reflects the Company's ongoing cost control programs and its ability to compete effectively in a dynamic, price competitive environment.

               SALES - Net sales for the three months ended June 30, 1996 increased 22.7% to $26,198,564, compared with $21,353,249 for the corresponding period in fiscal year 1995. Net sales for the nine months ended June 30, 1996 increased 24.3% to $74,457,407, compared with $59,894,110 for the corresponding period in fiscal year 1995.

               The growth in net sales is principally due to expanding market penetration of all of Ballard's principal product lines, as well as acceptance of the Company's new products. The Company's MIC enteral feeding catheters and related products continue to show especially strong sales with growth of 60.0% for the nine months ending June 30, 1996 over the corresponding period in 1995. International sales also showed strong growth of 38.7% over the corresponding nine months of fiscal year 1995.

               Throughout the year, pricing for several products was reduced in order to meet competition and price reductions demanded by hospitals and large buying groups. Effective June 1, 1996, prices on several of the TRACH CARE and MIC products and accessories increased from 3% to 5%. But overall, substantially all of the increase in net sales for the nine months ending June 30, 1996 is attributable primarily to an increased volume of products sold.

               All sales of the Company and related receipts were in U.S. dollars. Export sales to unaffiliated customers from the Company's domestic operations did not exceed 10% of the Company's domestic consolidated net sales.

               COST OF PRODUCTS SOLD - Cost of products sold for the three months ended June 30, 1996 was $8,913,954, compared to $7,069,845 for the corresponding three months in fiscal 1995. Cost of products sold for the nine months ended June 30, 1996 was $25,237,388, compared to $19,910,709 for the corresponding period in fiscal year 1995. As a percentage of net sales, cost of products sold for the three and nine months ended June 30, 1996 was 34.0% and 33.9%, respectively, compared with 33.1% and 33.2%, respectively, for the corresponding periods in 1995.

               Cost of products sold as a percentage of net sales has increased slightly during the periods due principally to the effect of higher material and labor costs as well as to the impact on margins from increased product rebates and sales discounts. Additional cost increases have resulted from new product acquisitions and their relatively lower initial margins. The Company will continue its efforts to control manufacturing costs despite increases resulting from inflationary and pricing pressures. The Company continues to refine and automate its manufacturing processes, as well as expand its injection molding capacity.

               OPERATING  EXPENSES -  Operating  expenses  consist  of
          selling, general, and administrative expenses, research and development expenses, and royalty expenses. Total operating expenses for the three and nine months ended June 30, 1996 were $8,083,956 and $23,852,224, respectively, which represent increases of 14.7% and 20.8%, respectively, over the corresponding periods of fiscal year 1995. As a percentage of net sales, operating expenses for the three and nine months ended June 30, 1996 totaled 30.9% and 32.0%, respectively, compared with 33.0% and 32.9%, respectively, for the corresponding periods in fiscal year 1995.

               The decrease in total operating expenses as a percent of net sales is due primarily to selling, general, and administrative expenses which, as a percent of net sales, decreased from 28.6% for the three and nine months ended June 30, 1995 to 26.7% and 27.7%, respectively, for the three and nine months ended June 30, 1996. These decreases reflect the Company's successful efforts in controlling its variable selling expenses.

               Research and development expenses and royalty expenses, as a percentage of net sales, also remained relatively consistent between the periods, approximating 2.8% and 1.5%, respectively, for both the three and nine months ended June 30, 1996, compared with 2.6% and 1.7%, respectively, for the corresponding periods in fiscal year 1995.

               OTHER INCOME - Other income generally consists of interest income from investments and royalty income from the licensing of the TRACH CARE closed suction system. In addition, during the nine months other income includes $448,162 of net gain from the sale of approximately four acres of land located to the south of the Company's facility. For the three and nine months ended June 30, 1996, other income totaled $1,286,197 and $3,910,644, respectively, compared to $975,941 and $2,845,701, respectively, for the corresponding periods in fiscal year 1995. Besides the land sale, the increases primarily reflect the higher interest income from the Company's increased cash and investment balances. Royalty income remains fairly consistent on a quarterly basis, approximating $600,000 quarterly.

               NET INCOME - Net income after taxes for the three and nine months ended June 30, 1996 increased 23.7% and 24.7%, respectively, to $6,517,017 and $18,478,095, compared to $5,269,166 and $14,815,646, respectively, for the corresponding periods in fiscal year 1995. The increase in net income reflects the growth in net sales, including strong contributions and market-share gains from the MIC business, and reflects the Company's successful efforts in controlling production and operating costs and maintaining strong margins.

          LIQUIDITY AND CAPITAL RESOURCES

               For the nine months ended June 30, 1996 the Company's operating activities provided $19,095,972 in cash and cash equivalents, compared with $18,263,080 in cash and cash equivalents provided during the corresponding period in fiscal year 1995. At June 30, 1996, working capital totaled $76,483,155, compared with $70,823,934 at September 30,
          1995, and the Company's current ratio was 13.5 to 1.0 at June 30, 1996. The Company had $46,023,936 in cash, cash equivalents, and investments available-for-sale at June 30, 1996, compared with $45,686,675 at September 30, 1995.

               Significant uses of cash during the nine months ended June 30, 1996 included the purchase of 350,000 shares of treasury stock for $6,161,421, the purchase of a 19.5% interest in Neuro Navigational for $2,000,000 and related option for $500,000 (see December 31, 1995 Form 10-Q), the payment of $2,153,010 in cash dividends, the purchase of land in California for $2,158,456, the acquisition of Endovations, Inc. for $1,216,382, and $5,469,896 in progress payments toward the construction of the Company's new manufacturing facility in Pocatello, Idaho.

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

               No   significant  commitments   for  the   purchase  of
          inventory or property or equipment existed as of June 30, 1996.

          RISK FACTORS

               The Company  is an FDA regulated  business operating in
          the rapidly changing health care industry. From time to time the Company may report, through its press releases and/or SEC filings, certain matters that would be characterized as forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Certain of these risks and uncertainties are beyond management's control. Such risks and uncertainties may include, among other things, the following items:

               COMPETITION. The medical device industry is characterized by rapidly evolving technology and increased competition. There are a number of companies that currently offer, or are in the process of developing, products that compete with products offered by the Company. Some of these competitors have substantially greater capital resources, research and development staffs and experience in the medical device industry, including with respect to regulatory compliance in the development, manufacturing and sale of medical products similar to those offered by the Company. These competitors may succeed in developing technologies and products that are more effective than those currently used or produced by the Company or that would render some products offered by the Company obsolete or noncompetitive. Competition based on price is becoming an increasingly important factor in customer purchasing patterns as a result of cost containment pressures on, and consolidation in, the health care industry. Such competition has exerted, and is likely to continue to exert, downward pressure on the prices the Company is able to charge for its products. The Company may not be able to offset such downward price pressure through corresponding cost reductions. Any failure to offset such pressure could have an adverse impact on the business, results of operations or financial condition of the Company.

               INTELLECTUAL PROPERTY RIGHTS. From time to time, the Company has received, and in the future may receive, notices of claims with respect to possible infringement of the intellectual property rights of others or notices of challenges to its intellectual property rights. In some instances such notices have given rise to, or may in the future give rise to, litigation. Any litigation involving the intellectual property rights of the Company may be resolved by means of a negotiated settlement or by contesting the claim through the judicial process. There can be no assurance that the business, results of operations or the financial condition of the Company will not suffer an adverse impact as a result of intellectual property claims that may be commenced against the Company in the future. The Company owns certain patents and proprietary information acquired while developing its products or through acquisitions, and the Company is the licensee of certain other technology. As patents expire, more competing products may be released into the marketplace by other companies. The ability of the Company to continue to compete effectively with other medical device companies may be materially dependent upon the protection afforded by its patents and the confidentiality of certain proprietary information. There can be no assurance that patents will be issued for products and product improvements recently released into the marketplace or for products presently being developed.

               MANAGED CARE AND OTHER HEALTH CARE PROVIDER ORGANIZATIONS. Managed care and other health care provider organizations have grown substantially in terms of the percentage of the population in the United States that receives medical benefits through such organizations and in terms of the influence and control that they are able to exert over an increasingly large portion of the health care industry. These organizations are continuing to consolidate and grow, increasing the ability of these organizations to influence the practices and pricing involved in the purchase of medical devices, including the products sold by the Company.

               HEALTH CARE  REFORM/PRICING PRESSURE.  The  health care
          industry in the United States is experiencing a period of extensive change. Health care reform proposals have been formulated by the current administration and by members of Congress. In addition, state legislatures periodically consider various health care reform proposals. Federal, state and local government representatives will, in all likelihood, continue to review and assess alternative health care delivery systems and payment methodologies, and ongoing public debate of these issues can be expected. Cost containment initiatives, market pressures and proposed changes in applicable laws and regulations may have a dramatic effect on pricing or potential demand for medical devices, the relative costs associated with doing business and the amount of reimbursement by both government and third-party payors. In particular, the industry is experiencing market-driven reforms from forces within the industry that are exerting pressure on health care companies to reduce health care costs. These market-driven reforms are resulting in industry-wide consolidation that is expected to increase the downward pressure on health care product margins, as larger buyer and supplier groups exert pricing pressure on providers of medical devices and other health care products. Both short-term and long-term cost containment pressures, as well as the possibility of regulatory reform, may have an adverse impact on the Company's results of operations.

               GOVERNMENT REGULATION. There has been a trend in recent years, both in the United States and outside the United States, toward more stringent regulation of, and enforcement of requirements applicable to, medical device manufacturers. The continuing trend of more stringent regulatory oversight in product clearance and enforcement activities has caused medical device manufacturers to experience longer approval cycles, more uncertainty, greater risk and greater expense. At the present time, there are no meaningful indications that this trend will be discontinued in the near-term or the long-term either in the United States or abroad. The Company expects to continue to incur additional operating expenses associated with its ongoing regulatory compliance program, but the amount of these incremental costs cannot be completely predicted and will depend upon a variety of factors, including future changes in statutes and regulations governing medical device manufacturers. There can be no assurance that such compliance requirements and quality assurance programs will not have an adverse impact on the business, results of operations or financial condition of the Company or that the Company will not experience problems associated with FDA regulatory compliance.

               NEW PRODUCT INTRODUCTIONS. As the existing products of the Company become more mature and its existing markets more saturated, the importance of developing or acquiring new products will increase. The development of any such products will entail considerable time and expense, including research and development costs and the time and expense required to obtain necessary regulatory approvals, which could adversely affect the business, results of operations or financial condition of the Company. There can be no assurance that such development activities will yield products that can be commercialized profitably, or that any product acquisition can be consummated on commercially reasonable terms or at all. Any failure to acquire or develop new products to supplement more mature products could have an adverse impact on the business, results of operations or financial condition of the Company.

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

               PRODUCT LIABILITY EXPOSURE. Because its products are intended to be used in health care settings on patients who are physiologically unstable and may also be seriously or critically ill, the Company is exposed to potential product liability claims. From time to time, patients using the
          Company's products have suffered serious injury or death, which has led to product liability claims against the Company. The Company does not believe that any of these claims, individually or in the aggregate, will have a material adverse impact on its business, results of operations or financial condition. However, the Company may, in the future, be subject to product liability claims that could have such an adverse impact.

               The Company maintains product liability coverage in amounts that it deems sufficient for its business. However, there can be no assurance that such coverage will ultimately prove to be adequate, or that such coverage will continue to remain available on acceptable terms or at all.

               ACQUISITIONS. In order to continue increasing sales volume and profits, the Company relies heavily on a program of acquiring business and new product lines from other companies. There is always a significant risk that a given acquisition by the Company will prove to be unsuccessful or end up not contributing sufficiently to sales and profit growth of the Company. There is also a risk that undiscovered or contingent liabilities of an acquired company could negatively impact the Company's financial position or even the acquisition transaction itself. The integration of any businesses that the Company might acquire could require substantial management resources. There can be no assurance that any such integration will be accomplished without having a short or potentially long-term adverse impact on the business, results of operations or financial condition of the Company or that the benefits expected from any such integration will be fully realized.

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

               IMPACT OF CURRENCY FLUCTUATIONS; IMPORTANCE OF FOREIGN SALES. Because sales of products by the Company outside the United States typically are denominated in local currencies and such sales are growing at a rate that is generally faster than domestic sales, the results of operations of the Company are expected to continue to be affected by changes in exchange rates between certain foreign currencies and the United States Dollar. There can be no assurance that the Company will not experience currency fluctuation effects in future periods, which could have an adverse impact on its business, results of operation or financial condition. The operations and financial results of the Company also may be significantly affected by other international factors, including changes in governmental regulations or import and export restrictions, and foreign economic and political conditions generally.

               POSSIBLE VOLATILITY OF STOCK PRICE. The market price of the Company's stock is, and is expected to continue to be, subject to significant fluctuations in response to variations in quarterly operating results, trends in the health care industry in general and the medical device industry in particular, and certain other factors beyond the control of the Company. In addition, broad market fluctuations, as well as general economic or political conditions and initiatives such as health care reform, may adversely impact the market price of the Company's stock, regardless of the Company's operating performance.

          PART II - OTHER INFORMATION

          ITEM 1.  LEGAL PROCEEDINGS

               GUARDIANSHIP OF CARMEN MARIE SMOOT
               v. BALLARD MEDICAL PRODUCTS, ET AL.

               No material developments have occurred in this litigation since the filing of the Company's Form 10-Q for the quarter ended March 31, 1996. The parties continue to engage in the discovery process.

               LINDA MADSEN V. BALLARD MEDICAL PRODUCTS

               No   material  developments   have  occurred   in  this
          litigation since the filing of the Company's Form 10-Q for the quarter ended March 31, 1996.

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

          ITEM 5.  OTHER INFORMATION

          SALE OF LAND

          Effective August 1, 1996, the Company (through BREH) entered into an Option Agreement, granting to Wasatch Pacific, Inc., a Utah corporation (the "Buyer"), an option to purchase
          18.67 acres of BREH's land (and 18 shares of stock in East Jordan Irrigation Co.) located south of the Company's Draper, Utah facility, at a purchase price of $200,000 per acre. The initial option payment (for a 30-day option period) was $5,000. Under the Option Agreement, the Buyer can maintain its option on said land through February 3, 1997, by paying to BREH $10,000 per month.

          RELOCATION OF CALIFORNIA OPERATIONS

          On or about August 8, 1996, the Company announced to its employees the decision to move all of the Company's California operations at MIC to Pocatello, Idaho. The move will require the expansion of the Pocatello building. MIC employees have been offered various bonus and incentive packages to persuade them to remain with MIC through the closing of the California plant. It is anticipated that this move will take approximately 9-12 months to complete.

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

                                        BALLARD MEDICAL PRODUCTS
                                        (Registrant)

          Date:  8/13/96                Dale H. Ballard, President and
                                        Principal Executive Officer

          Date:  8/13/96                Kenneth R. Sorenson,
                                        Treasurer and
                                        Principal Financial Officer


                                INDEX TO EXHIBITS

            EXHIBIT
             NUMBER       DESCRIPTION OF EXHIBIT                  PAGE NO.

                 10       Wasatch Pacific, Inc./Ballard
                          Real Estate Holdings, Inc.
                          Option Agreement

                 27       Financial Data Schedule