Form 10-K
period 1996-09-30
BALLARD MEDICAL PRODUCTS
filed 1996-12-09
CIK 723534

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                            for the fiscal year ended
                               September 30, 1996

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

          [ ]  No   Indicate by check mark if disclosure of delinquent
                    filers  pursuant  to  Item 405  of  Regulation S-K
                    (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

          The aggregate market value of the voting stock held by nonaffiliates of the registrant as of 11/20/96:

                                  $424,320,872

          The number of shares outstanding of the registrant's class of common stock, as of 11/20/96:

                                   27,817,790

                       DOCUMENTS INCORPORATED BY REFERENCE

          The  following  documents   are  incorporated  by  reference
          herein:

                1. Annual Report to Shareholders for fiscal year ended September 30, 1996: Incorporated into Parts I and II hereof.

                2.  Proxy Statement for Annual Meeting of Shareholders
                    to be  held January  27, 1997:   Incorporated into
                    Part III hereof.

                            BALLARD MEDICAL PRODUCTS

                     Cross Reference Sheet Showing Location
                      in Annual Report or Proxy Statement
               of Information Required by Certain Form 10-K Items

                                                               LOCATION IN
           FORM 10-K ITEMS                                     REFERENCE
                                                               MATERIALS

           Part I

                Item 1.      Business                          Annual Report,
                                                               pp. 1-7

                Item 2.      Properties                        Annual Report,
                                                               pp. 1, 2
           Part II.

                Item 5.      Market for Registrant's Common    Annual Report
                             Equity and Related Stockholder    p. 7
                             Matters

                Item 6.      Selected Consolidated Financial   Annual Report,
                             Data                              pp. 8, 9

                Item 7.      Management's Discussion and
                             Analysis of Financial Condition   Annual Report,
                             and Results of Operations         pp. 27-32

                Item 8.      Consolidated Financial
                             Statements and Supplementary      Annual Report,
                             Data                              pp. 10-26

           Part III

                Item 10.     Directors and Executive
                             Officers of the Registrant        Proxy Statement,
                                                               pp. 3,4, 16-18

                Item 11.     Executive Compensation            Proxy Statement,
                                                               pp. 5-10

                Item 12.     Security Ownership of Certain
                             Beneficial Owners and             Proxy Statement,
                             Management                        pp. 2-4

                                   DEFINITIONS

          As used herein, the following terms have the meanings indicated:

                1. "Annual Report" refers to the Company's Annual Report for the fiscal year ended September 30, 1996, which was EDGAR-filed with the Commission on or about December 3, 1996 and which will be mailed to shareholders on or about December 13, 1996.

                2.  "Ballard" refers to Ballard Medical Products.

                3. "BI" refers to Ballard International, Inc., a wholly-owned subsidiary of Ballard.

                4. "BREH" refers to Ballard Real Estate Holdings, Inc., a wholly-owned subsidiary of Ballard.

                5.  The  "Company"  and  the  "Registrant"   refer  to
                    Ballard and its subsidiaries.

                6. "MIC" refers to Medical Innovations Corporation, a wholly-owned subsidiary of Ballard.

                7. "MIST ASSIST" refers to Mist Assist, Inc., a wholly-owned subsidiary of Ballard.

                8. "PEPCO" refers to the Plastic Engineered Products Company, a wholly-owned subsidiary of Ballard.

                9. "PMP" refers to Ballard Medical Products (Canada) Inc. dba Preferred Medical Products, a wholly-owned subsidiary of Ballard.

               10. The "Proxy Statement" refers to the Company's Proxy Statement which was EDGAR-filed with the Commission on or about December 3, 1996 and which will be mailed to shareholders on or about
                    December 13, 1996, for the Annual Shareholder Meeting to be held January 27, 1997.

                                     PART I

          ITEM 1.  BUSINESS

               The information  required by this item  is incorporated
          herein by reference  from the Company's  Annual Report.   In
          addition, the following information is provided:

               BUSINESS DEVELOPMENTS

               The United States continues to be the principal market for the Company's products. The Company's 137-person sales force is complemented by a distribution system comprised of specialty and general line dealers.

               Sales by the Company are generated in many areas within
          the hospital, such as intensive care units, emergency services, anesthesiology departments, oncology departments, gastrointestinal and radiology procedure rooms, burn units, respiratory therapy, bone marrow transplant units, general nursing floors, and post-anesthesia care units, as well as the main hospital operating room and outpatient/satellite surgical centers. A second important market for certain of the Company's products is the alternate care market. Alternate care site sales continue to improve as patients are moved into these locations at an increasing rate. The Company's strategy will continue to be to focus on the specialized critical care, operating room, and alternate care sites.

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

               RAW MATERIALS

               The Company does not face any serious supply shortage with respect to raw materials used in the manufacture of its products. Many of the Company's products are manufactured from various resins and plastics. The Company purchases resins and plastics from a number of different vendors. Resin availability is adequate for our needs.

               The Company's Chlorhexidinegluconate ("CHG") solutions used in its FOAM CARE products are purchased from two different suppliers. The 4% CHG is currently purchased from Xttrium Laboratories, Inc., and the 2% CHG is currently purchased from Huntington Laboratories, Inc. The Company has written supply contracts with Xttrium and Huntington. However, there can be no assurance that the Company will be able to continue to have access to sufficient quantities of these CHG materials. CHG is heavily regulated by the FDA.

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

               There are many potential sources of balloon materials used by the Company in MIC's enteral feeding product line, although MIC currently purchases substantially all of such balloons from one source. There are also multiple vendors of needles and syringes needed for PMP products, and foam needed for PEPCO products.

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

               2.  MIC

               The MIC family of products (including products added from the April, 1996 acquisition of the assets of Endovations, Inc.) are protected by 26 U.S. patents owned by the Company, along with various foreign patents. The U.S. patents expire between January, 1999 and November, 2014. The Company also has other U.S. and foreign patents pending on MIC products, and is a licensee of certain patented technology under license agreements.

               3.  FOAM CARE

               The Company's FOAM CARE products are protected by 10 U.S. patents either owned or licensed by the Company, along with a number of foreign patents. The Company's U.S. patents expire between January, 1997 and August, 2011. The Company also has other U.S. and foreign patents pending, covering its FOAM CARE technology.

               4.  EASI-LAV

               The Company owns 5 U.S. patents with respect to its EASI-LAV products, with expiration dates ranging from June, 2006 to July, 2011. There are also other pending U.S. and foreign patents.

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

               REGISTRATION   REGISTRATION        REGISTERED
               NUMBER         DATE                TRADEMARK

               1,274,743      April 24, 1984      QUIK-PREP
               1,277,803      May 15, 1984        LAC-TOL
               1,286,773      July 24, 1984       XYLO-TOL
               1,325,596      March 19, 1985      FOAM CARE DOUBLE SCRUB
               1,328,357      April 2, 1985       DOUBLE SCRUB
               1,328,358      April 2, 1985       TRACH CARE
               1,330,753      April 16, 1985      ENDO-GUARD (with design)
               1,338,744      June 4, 1985        BALLARD MEDICAL PRODUCTS
               1,358,803      September 10, 1985  FOAM CARE
                                                  (Blown up letters)
               1,358,802      September 10, 1985  FOAM CARE
               1,403,724      August 5, 1986      ENDOCAINE
               1,491,006      June 7, 1988        SAFETY SHIELD KIT
               1,500,402      August 16, 1988     READY CARE
               1,509,875      October 25, 1988    DENTASWAB
               1,569,479      December 5, 1989    SAFETY DRAIN
               1,608,110      July 31, 1990       TRACH CARE WET PAK
               1,639,354      March 26, 1991      JAW-BLOCKER
               1,655,483      September 3, 1991   EASI-LAV
               1,662,948      October 29, 1991    PEPCO
               1,690,024      June 2, 1992        ENDO-GUARD
               1,753,765      February 23, 1993   BALLARD EASI-LAV
               1,757,543      March 9, 1993       DENTASWAB POLY-PLUS
               1,793,553      September 21, 1993  BAL Cath
               1,797,703      October 12, 1993    CODE BLUE EASI-LAV
               1,818,717      February 1, 1994    CHAR-FLO
               1,837,691      May 31, 1994        FLASH FOAM
               1,840,243      June 21, 1994       FOAM CARE
               1,970,481      April 23, 1996      MIST ASSIST
               1,987,599      July 16, 1996       TRACH CARE MAC

               2.  MIC TRADEMARKS

               MIC has registered the following trademarks with the United States Patent and Trademark Office, in addition to others pending:

               REGISTRATION   REGISTRATION        REGISTERED
               NUMBER         DATE                TRADEMARK

               1,414,121      October 21, 1986    MIC (with Snake)
               1,512,575      November 15, 1988   SECUR-LOK
               1,548,136      July 18, 1989       MEDICAL INNOVATIONS
                                                  CORPORATION
               1,607,979      July 31, 1990       ENDOVATIONS
               1,713,379      September 8, 1992   MIC-KEY
               1,746,978      January 19, 1993    SHUR-FORM
               1,853,026      September 6, 1994   CAN-OPT
               1,897,441      June 6, 1995        WE MAKE LIFE A LITTLE EASIER
               1,912,396      August 15, 1995     THERMAL OPTION
               2,004,268      October 1, 1996     LARIAT

               The   Company   also   maintains    foreign   trademark
          registrations in various foreign countries and has other trademark registrations pending.

               MANUFACTURING BACKLOG

               Generally, all sales of product by the Company include terms requiring payment within thirty days. Product is typically not allowed to be returned unless defective or shipped in error. As of November 20, 1996, the Company had back orders (believed to be firm) of approximately $159,155, in contrast to approximately $103,335 in back orders at the same time in 1995. Back orders are generally filled within ten days. Most of these back orders are custom kits.

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

               EMPLOYEES

               The Company currently has 987 full-time employees, 592 of whom are hourly production employees. The total U.S. and foreign sales force now numbers 137, split into a TRACH CARE/EASI-LAV sales force with 59 representatives and a FOAM CARE/MIC sales force with 50 representatives. In addition, there are 17 full-time division and national sales managers, 3 sales trainers, and 7 international sales representatives and 1 director of international sales.

               MANUFACTURING AND WORKING CAPITAL

               All of Ballard's products are assembled, and many component parts are manufactured, at the Company's premises, located in Draper, Utah and Pocatello, Idaho, where Ballard has complete facilities for the design and construction of the Company's own tooling, prototype molds, and production molds. MIC's products are manufactured at its plants in Milpitas and Ventura, California. The Company uses plastic injection molding and assembly techniques in the manufacture of many of its products.

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

                                        9/30/96      9/30/95     9/30/94
           Company-sponsored
           in-house research and
           development expenses      $2,903,805   $2,177,117  $1,638,475

          ITEM 2.  PROPERTIES

               Information  required  by  this  item  is  incorporated
          herein by reference  from the Company's  Annual Report.   In
          addition, the following information is provided:

               The Company owns a 276,000 square-foot plant on approximately twenty acres of land in Draper, Salt Lake County, Utah. The Draper plant has housed our executive offices since March, 1991. Through BREH, the Company also owns approximately one hundred acres of ground surrounding the original twenty acres.

               The Company is presently planning to build a finished goods warehouse addition, to be constructed adjacent to (west of) our Draper, Utah facility. It is estimated that this addition will be completed by September, 1997, at a total construction cost of approximately $6,000,000.

               MIC's Milpitas, California plant (approximately 21,000 square feet) is located at McCandless Technology Park, Milpitas, California. The plant is leased pursuant to a written lease whose term expires in July, 1998.

               The  first  phase  of the  Company's  Pocatello,  Idaho
          facility (104,000 square feet) was completed at a total construction cost of approximately $7,200,000. It is estimated that building out the interior of this first phase will cost an additional $800,000 and that the second phase of the Pocatello plant (approximately 103,000 square feet) will cost approximately $5,200,000. It is further estimated that moving the Company's Milpitas, California operations to Pocatello will cost approximately $800,000. The second phase of the Pocatello plant should be completed by September, 1997.

               We estimate, given the current product mix being manufactured in Pocatello, the existing plant has a current single-shift volume of approximately $13 millon. After the MIC operations are relocated to Pocatello, we estimate that the plant will then have a capacity of approximately $30 million to $40 millon.

               In March, 1996, the Company purchased (through MIC) approximately 6.5 acres of land in Fremont, California, then intending to construct a new MIC facility. Subsequently, management decided to move the MIC operations to Pocatello. The Fremont land was purchased at a price of $2,158,456 (approximately $7.60 per square foot). Management believes that the land has continued to appreciate in a strong Alameda County real estate market. The land has been listed by the Company for resale at $9.75 per square foot.

               In August, 1996, the Company acquired, indirectly through a Canadian subsidiary, a small building (on 2 acres of land) in Thorold, Canada, at a total cost of U.S. $886,069. This real estate purchase was made in conjunction with the acquisition of PMP.

          ITEM 3.  LEGAL PROCEEDINGS

               GUARDIANSHIP OF CARMEN MARIE SMOOT v. BALLARD MEDICAL PRODUCTS, ET AL. - This case was settled out of court on or about November 1, 1996. Ballard has been dismissed as a defendant.

               LINDA MADSEN v. BALLARD MEDICAL PRODUCTS - This matter was also settled and dismissed by means of a Confidential Settlement Agreement and General Release of All Claims (signed by all parties) on or about November 1, 1996.

               At present, the Company is not a party to any other legal proceeding that management is aware of.

          ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY
                    HOLDERS

               During the fourth quarter of the fiscal year ended September 30, 1996, no matters were submitted to a vote of shareholders.

                                  RISK FACTORS

               The Company  is an FDA regulated  business operating in
          the rapidly changing health care industry. From time to time the Company may report, through its press releases and/or SEC filings, certain matters that would be characterized as forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties may include, among other things, the following items. Certain of these risks and uncertainties are beyond management's control.

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

               HEALTH CARE REFORM/PRICING PRESSURE. The health care industry in the United States is experiencing a period of extensive change. Health care reform proposals have been formulated by the current administration and by members of Congress. In addition, state legislatures periodically consider various health care reform proposals. Federal, state and local government representatives will, in all likelihood, continue to review and assess alternative health care delivery systems and payment methodologies, and ongoing public debate of these issues can be expected. Cost containment initiatives, market pressures and proposed changes in applicable laws and regulations may have a dramatic effect on pricing or potential demand for medical devices, the relative costs associated with doing business and the amount of reimbursement by both government and third-party payors. In particular, the industry is experiencing market-driven reforms from forces within the industry that are exerting pressure on health care companies to reduce health care costs. These market-driven reforms are resulting in industry-wide consolidation that is expected to increase the downward pressure on health care product margins, as larger buyer and supplier groups exert pricing pressure on providers of medical devices and other health care products. Both short-term and long-term cost containment pressures, as well as the possibility of regulatory reform, may have an adverse impact on the Company's results of operations. The Company's products consist primarily of disposable medical devices. Cost containment pressures on hospitals are leading some facilities to use certain disposable devices longer than they have been used in the past, even longer than permitted by product labelling. This phenomenon could result in a reduction in Company sales, because extended use means fewer unit purchases.

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

               IMPACT OF CURRENCY FLUCTUATIONS; IMPORTANCE  OF FOREIGN
          SALES. Because sales of products by the Company outside the United States typically are denominated in local currencies, the results of operations of the Company are expected to continue to be affected by changes in exchange rates between certain foreign currencies and the United States Dollar. There can be no assurance that the Company will not experience currency fluctuation effects in future periods, which could have an adverse impact on its business, results of operation or financial condition. The operations and financial results of the Company also may be significantly affected by other international factors, including changes in governmental regulations or import and export restrictions, and foreign economic and political conditions generally.

               POSSIBLE VOLATILITY OF STOCK PRICE. The market price of the Company's stock is, and is expected to continue to be, subject to significant fluctuations in response to variations in quarterly operating results, trends in the health care industry in general and the medical device industry in particular, and certain other factors beyond the control of the Company. In addition, broad market fluctuations, as well as general economic or political conditions and initiatives, may adversely impact the market price of the Company's stock, regardless of the Company's operating performance.

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

          ITEM 8.   CONSOLIDATED     FINANCIAL     STATEMENTS      AND
                    SUPPLEMENTARY DATA

               The Company's consolidated balance sheets as of September 30, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1996 are incorporated herein by reference from the Company's Annual Report.

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

          NAME AND AGE                  BACKGROUND

          Dale H. Ballard (73)          President,   Chief   Executive
                                        Officer, Chairman of the Board
                                        (1)

          Harold R. ("Butch")           Executive Vice President,
          Wolcott (50)                  General Manager (2)

          E. Martin Chamberlain (56)    Director,  Vice  President  of
                                        Regulatory  Affairs, Secretary
                                        (3)

          Bradford D. Bell (47)         Vice  President  of Sales  and
                                        Marketing (4)

          Kenneth R. Sorenson (53)      Treasurer     and    Principal
                                        Financial Officer (5)

          Paul W. Hess (42)             Director, General Counsel (6)

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

          (6)  See Proxy Statement, p. 18.

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

          ITEM 14.  EXHIBITS,   CONSOLIDATED   FINANCIAL   STATEMENTS,
                    CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

               (a) DOCUMENTS FILED AS PART OF REPORT

                    1.   CONSOLIDATED FINANCIAL
                         STATEMENTS

               The  following  are  included  in  the  Annual   Report
          incorporated by reference into Parts I and II of this report:

                    Independent  Auditor's  Report, dated  November 8,
                    1996;

                    Consolidated  Balance Sheets  as of  September 30,
                    1996 and 1995;

                    Consolidated Statements of Operations for the Years Ended September 30, 1996, 1995, and 1994;

                    Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 1996, 1995, and 1994;

                    Consolidated Statements of Cash Flows for the Years Ended September 30, 1996, 1995 and 1994;

                    Notes to Consolidated Financial Statements.

                    2.   CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

               The following are included in this report:

                    Independent  Auditors'  Report  dated November  8,
                    1996;

                    Supplemental Schedule II - Valuation Accounts for the Three Years Ended September 30, 1996;

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

                    3.   EXHIBITS

               See   "Ballard  Medical  Products  Index  to  Exhibits"
          attached to this report.

               (b)  REPORTS ON FORM 8-K

               No reports on Form 8-K were filed during the quarter ended September 30, 1996.

               (c)  EXHIBITS

               See  "Ballard  Medical   Products  Index  to  Exhibits"
          attached to this report.

               (d)  SEPARATE FINANCIAL STATEMENT
                    SCHEDULES

               Not applicable.

                           INDEMNIFICATION UNDERTAKING

               For the purpose of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Forms S-8 No. 2-90684 (filed April 24, 1984); No. 2-94306 (filed November 9, 1984); No. 33-0840 (filed
          October 17, 1985); No. 33-17698 (filed October 9, 1987); No.
          33-25628  (filed  November  8, 1988);  No.  33-36851  (filed
          September 17, 1990; No. 33-41720  (filed July 10, 1991); No.
          33-56302  (filed December  24,  1992);  No. 33-73194  (filed
          December 20, 1993); No.  33-57735 (filed February 16, 1995);
          and No. 333-01941 (filed March 25, 1996).

               Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 (the "Act") and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          Date:  December 6, 1996       BALLARD MEDICAL PRODUCTS

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

          Date:  December 6, 1996       By:   Dale H. Ballard
                                              Director

          Date:  December 6, 1996       By:   E.  Martin Chamberlain
                                              Director

          Date:  December 6, 1996       By:   Dale H. Ballard, Jr.
                                              Director

          Date:  December 6, 1996       By:   Paul W. Hess
                                              Director

          Date:  December 6, 1996       By:   Kenneth R. Sorenson
                                              Treasurer (Principal
                                              Accounting Officer)

          INDEPENDENT AUDITORS' REPORT

          To  the  Board  of  Directors and  Stockholders  of  Ballard
          Medical Products:

               We have audited the consolidated financial statements of Ballard Medical Products and subsidiaries as of September 30, 1996 and 1995, and for each of the three years in the period ended September 30, 1996, and have issued our report thereon dated November 8, 1996; such consolidated financial statements and report are included in your 1996 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Ballard Medical Products and subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

                                                 Deloitte & Touche LLP
                                                  Salt Lake City, Utah
                                                      November 8, 1996


          SUPPLEMENTAL SCHEDULE II
          BALLARD MEDICAL PRODUCTS
          VALUATION ACCOUNTS
          FOR THE THREE YEARS IN THE PERIOD
          ENDED SEPTEMBER 30, 1996

                               BALANCE AT    ADDITION               BALANCE AT
                                BEGINNING          TO   CHARGED TO      END OF
                                  OF YEAR   ALLOWANCE        COSTS        YEAR


           ALLOWANCE FOR
           DOUBTFUL ACCOUNTS:
                1996             $125,000     $57,000         NONE    $182,000

                1995             $200,000        NONE    $(75,000)    $125,000

                1994             $242,747        NONE    $(42,747)    $200,000

           ALLOWANCE FOR
           SALES RETURNS:

                1996             $500,000    $305,000         NONE    $805,000

                1995             $200,000    $300,000         NONE    $500,000

                1994             $122,000    $200,000   $(122,000)    $200,000

           ALLOWANCE FOR
           INVENTORY
           OBSOLESCENCE:

                1996             $130,453    $522,464         NONE    $652,917

                1995                 NONE    $130,453         NONE    $130,453

                1994                 NONE        NONE         NONE        NONE

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
                       Incorporation

            3.4        Amended and Restated  Incorporated herein by
                       Bylaws, dated         reference to Exhibit 3.3 to
                       October 12, 1992      Form 10-K, filed December
                                             24, 1992.

            4.1        See Exhibits 3.1,
                       3.2, 3.3, 10.1,
                       10.2, 10.3, 10.4,
                       10.5, 10.6, 10.7,
                       10.8, 10.9, and
                       10.10

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

           10.8        Material Contract:    Incorporated herein by
                       1994 Incentive Stock  reference to Exhibit 10.8
                       Option Plan           to Form 10-K filed December
                                             15, 1994.

           10.9        Material Contract:    Incorporated herein by
                       1995 Incentive Stock  reference to Exhibit 10.9
                       Option Plan           to Form 10-K filed December
                                             8, 1995.

           10.10       Material Contract:    p.
                       1996 Incentive Stock
                       Option Plan

           10.11       Material Contract:    Incorporated herein by
                       Agreement of          reference to Exhibit 19 to
                       Settlement dated      Form 10-Q, filed May 15,
                       March 1, 1990, with   1990.
                       Smiths Industries
                       Medical Systems,
                       Inc. and Smiths
                       Industries PLC

           10.12       Material Contract:    Incorporated herein by
                       Lease dated           reference to Exhibit 10.19
                       September 8, 1986     to Form 10-K, filed
                       between Medical       December 16, 1993.
                       Innovations
                       Corporation, as
                       Tenant, and
                       McCandless
                       Technology Park,
                       Milpitas, Phase I,
                       as Landlord, with
                       Fourth Amendment

           10.13       Material Contract:    Incorporated herein by
                       Agreement dated       reference to Exhibit 10.21
                       effective October 1,  to Form 10-K, filed
                       1993 between Ballard  December 16, 1993.
                       Medical Products and
                       H. Earl Wright and
                       The Wright Foamer
                       Co.

           11          Computation of        p.
                       Income Per Common
                       Share and Common
                       Equivalent Share

           12          Not Applicable

           13          Ballard Medical       p.
                       Products 1996 Annual
                       Report for the year
                       ended September 30,
                       1996

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
