Form 10-Q
period 1996-12-31
BALLARD MEDICAL PRODUCTS
filed 1997-02-14
CIK 723534

As filed with the Securities and Exchange Commission
                              on February 14, 1997

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                DECEMBER 31, 1996
                          (for quarterly period ended)

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

          APPLICABLE ONLY TO CORPORATE ISSUERS

          Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date:
                   28,186,098 - all common, February 12, 1997.

                    BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

                                 FORM 10-Q INDEX

                                                          Page


           PART I   FINANCIAL INFORMATION                    4

           Item 1.  Financial Statements                     4

                    Condensed Unaudited Consolidated
                    Balance Sheets as of December 31,
                    1996 and September 30, 1996              4

                    Condensed Unaudited Consolidated
                    Statements of Operations for the
                    three months ended December 31,
                    1996 and 1995                            7

                    Condensed Unaudited Consolidated
                    Statements of Cash Flows for the
                    three months ended December 31,
                    1996 and 1995                            8

                    Notes to Condensed Unaudited
                    Consolidated Financial Statements       10

           Item 2.  Management's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations               11

                    Risk Factors                            13

           PART II  OTHER INFORMATION                       16

           Item 1.  Legal Proceedings                       16

           Item 2.  Changes in Securities                   17

           Item 3.  Defaults Upon Senior Securities         17

           Item 4.  Submission of Matters to a Vote
                    of Security Holders                     18

           Item 5.  Other Information                       18

           Item 6.  Exhibits and Reports on Form 8-K        19

                    Signatures                              20

                    Index to Exhibits                       21


                                   DEFINITIONS

               As used herein, the following terms have the meanings indicated:

          GENERAL DEFINITIONS:

                1.  "Ballard" refers to Ballard Medical Products.

                2. "BI" refers to Ballard International, Inc., a wholly-owned subsidiary of Ballard.

                3. "BREH" refers to Ballard Real Estate Holdings, Inc., a wholly-owned subsidiary of Ballard.

                4. "Cardiotronics" refers to Cardiotronics Systems, Incorporated, a wholly-owned subsidiary of
                    Ballard.

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

                9. "PMP" refers to Ballard Medical Products (Canada) Inc. dba Preferred Medical Products, a wholly-owned subsidiary of Ballard.

               10. "R2" refers to R2 Medical Systems, Inc., a wholly-owned subsidiary of Cardiotronics.

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

          PART I - FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

          BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

          CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

           ASSETS                             12/31/96       9/30/96


              CURRENT ASSETS:

                   Cash and cash
                   equivalents              $1,154,108   $14,164,103

                   Investments              23,779,425    26,662,598

                   Accounts receivable-
                   trade (net)              20,516,067    19,944,055

                   Royalties receivable      1,187,559     1,351,885

                   Other receivables           524,743       636,291

                   Inventories:

                      Raw materials          8,366,530     7,171,048

                      Work-in-progress       3,753,450     3,913,804

                      Finished goods         3,070,836     2,760,008

                   Deferred income
                   taxes                       884,855     1,057,303

                   Income tax refund
                   receivable                              3,274,000

                   Prepaid expenses          1,057,740       169,431

                      Total current
                      assets                64,295,313    81,104,526

              PROPERTY AND EQUIPMENT:

                   Land                      3,944,701     3,944,701

                   Buildings                20,206,780    20,131,728

                   Molds                     3,748,248     3,608,228

                   Machinery and
                   equipment                10,023,634     9,192,269

                   Vehicles                  1,039,544     1,039,175

                   Furniture and
                   fixtures                  2,314,630     2,081,200

                   Leasehold
                   improvements                334,182       302,394

                   Construction-in-
                   progress                  5,523,156     3,053,296

                      Total                 47,134,875    43,352,991

                   Less accumulated
                   depreciation              9,125,695     8,058,401

                      Property and
                      equipment - net       38,009,180    35,294,590

              INTANGIBLE ASSETS:

                   Cost in excess of
                   purchase price - net     33,793,987    15,644,651

                   Patents and other
                   intangibles - net         8,896,402     5,012,157

                      Total intangible
                      assets                42,690,389    20,656,808

              OTHER ASSETS                   6,438,980     5,409,164

              TOTAL                       $151,433,862  $142,465,088

           See Notes to Condensed Unaudited Consolidated Financial
           Statements.

           LIABILITIES AND
           STOCKHOLDERS' EQUITY               12/31/96      9/30/96


              CURRENT LIABILITIES:

                 Accounts payable          $2,415,303    $2,273,674

                 Note payable                 461,855

                 Accrued liabilities:

                    Employee
                    compensation            3,367,140     2,783,635

                    Income taxes payable      288,073

                    Royalties                 352,372       326,492

                    Other                     415,702        46,683

                       Total current
                       liabilities          7,300,445     5,430,484

              DEFERRED INCOME TAXES           704,835     1,110,764

                       Total liabilities    8,005,280     6,541,248

              STOCKHOLDERS' EQUITY:

                       Common stock         2,785,858     2,770,232

                       Additional
                       paid-in capital     40,886,932    38,935,892

                       Unrealized losses
                       on investments        (144,041)     (156,564)

                       Retained earnings   99,899,833    94,374,280

                          Total
                          stockholders'
                          equity          143,428,582   135,923,840

              TOTAL                      $151,433,862  $142,465,088

          See Notes to Condensed Unaudited Consolidated Financial
          Statements.


          BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

          CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Three Months   Three Months
                                                    Ended          Ended
                                                 12/31/96       12/31/95


           NET SALES                          $28,460,524    $23,670,544

           COST OF PRODUCTS SOLD               10,232,965      8,105,030

           GROSS MARGIN                        18,227,559     15,565,514

           OPERATING EXPENSES:

              Selling, general,
              and administrative                7,314,699      6,658,111

              Research and development            655,047        646,845

              Royalties                           392,997        357,301

                 Total operating expenses       8,362,743      7,662,257

           OPERATING INCOME                     9,864,816      7,903,257

           OTHER INCOME - net                   1,197,855      1,043,842

           INCOME BEFORE INCOME
           TAX EXPENSE                         11,062,671      8,947,099

           INCOME TAX EXPENSE                   4,138,000      3,230,510

           NET INCOME                          $6,924,671     $5,716,589

           INCOME PER COMMON AND
           COMMON EQUIVALENT SHARE                 $0.239         $0.200

           INCOME PER COMMON SHARE
           ASSUMING FULL DILUTION                  $0.239         $0.200

           WEIGHTED AVERAGE NUMBER
           OF SHARES OUTSTANDING:

              Common and common
              equivalent shares                28,958,251     28,546,366

              Common shares assuming
              full dilution                    28,959,331     28,634,367

          See Notes to Condensed Unaudited Consolidated Financial
          Statements.


          BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

          CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Three Months  Three Months
                                                     Ended         Ended
                                                  12/31/96      12/31/95


           CASH FLOWS FROM OPERATING
           ACTIVITIES                          $9,891,177    $5,832,604

           CASH FLOWS FROM INVESTING
           ACTIVITIES:

              Capital expenditures for
              property and equipment           (2,910,134)   (1,487,661)

              Payment for purchase
              of subsidiary,
              net of cash acquired            (11,768,562)

              Investment in and advances
              to affiliates                    (2,691,435)   (2,724,815)

              Purchases of investments         (7,652,445)   (5,730,676)

              Purchases of intangible assets     (188,809)     (117,101)

              Proceeds from maturities of
              investments                      10,555,818     5,004,073

                 Net cash used in
                 investing activities         (14,655,567)   (5,056,180)

           CASH FLOWS FROM FINANCING
           ACTIVITIES:

              Payment of debt of
              purchased subsidiary             (8,210,016)

              Proceeds from exercise
              of options                        1,359,870     2,311,559

              Cash dividends paid              (1,395,459)
              Purchase of treasury stock                     (1,797,507)

                 Net cash (used in) provided
                 by financing activities       (8,245,605)      514,052

           NET (DECREASE) INCREASE IN CASH
           AND CASH EQUIVALENTS               (13,009,995)    1,290,476

           CASH AND CASH EQUIVALENTS,
           BEGINNING OF PERIOD                 14,164,103    27,555,330

           CASH AND CASH EQUIVALENTS,
           END OF PERIOD                       $1,154,108   $28,845,806

          See Notes to Condensed Unaudited Consolidated Financial
          Statements.


          BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

          CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

          SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                       Three Months      Three Months
                                              Ended             Ended
                                           12/31/96          12/31/95

           Cash paid during the
           period for taxes                  $5,000              None

          SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

          On September 27, 1996, the Company entered into a business combination with PEPCO wherein the Company acquired all of the outstanding shares of PEPCO in exchange for 238,727 shares of the Company's common stock. This transaction has been accounted for by the Company as a "pooling" and as such, the Company's accompanying condensed unaudited consolidated financial statements have been restated as if this transaction had occurred on October 1, 1995.

          Effective December 30, 1996, the Company acquired by merger all of the outstanding capital stock of Cardiotronics for $12,167,549 cash (see Note 4) and a short-term note of $461,855. In conjunction with the acquisition, liabilities were assumed as follows:

               Fair value of assets acquired
               (including goodwill)                       $24,116,686

               Cash paid, net of cash acquired           ($11,768,562)

               Liabilities assumed                        $12,348,124

          During the three months ended December 31, 1996 and 1995, the Company increased additional paid-in capital by $607,927, and $890,181, respectively, which represents the tax benefit attributable to the compensation received by employees from the exercise and disqualifying dispositions of incentive stock options.

          See Notes to Condensed Unaudited Consolidated Financial
          Statements.


          BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

          NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL
          STATEMENTS

          1. The condensed unaudited consolidated financial statements include the accounts of Ballard and all of its subsidiaries, after elimination of all significant intercompany transactions and accounts. In management's opinion, the accompanying condensed unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial condition of Ballard and its subsidiaries as of December 31, 1996 and September 30, 1996, the results of operations for the three months ended December 31, 1996 and 1995, and the cash flows for the three months ended December 31, 1996 and 1995.

          2. The results of operations for the three months ended December 31, 1996 are not necessarily indicative of the results to be expected for the full year ended
               September 30, 1997.

          3. The condensed unaudited consolidated financial statements presented herein have been restated to reflect the combination (treated as a pooling of interests) with PEPCO on September 27, 1996.

          4. On December 10, 1996, Ballard, acting through its wholly-owned subsidiary, Ballard Acquisition Corporation ("BAC"), entered into a stock purchase transaction for approximately 90.1% of the outstanding capital stock of Cardiotronics, at a total purchase price of $11,392,916. On December 30, 1996, BAC was merged into Cardiotronics, with Cardiotronics as the surviving entity. In conjunction with this merger, the remaining 9.9% of the outstanding capital stock of Cardiotronics was effectively acquired at a cost of $1,236,488. See also "Item 6(b) "Reports on Form 8-K" below.

               The acquisition has been accounted for using the purchase method of accounting and, as such, Cardiotronics' results of operations have been included in the accompanying condensed unaudited consolidated financial statements from the date of acquisition. The purchase price in this acquisition exceeded the cost of the acquired net assets by approximately $18,478,000, which is being amortized over 15 years as goodwill.

               The pro forma results of operations of the Company for the three months ended December 31, 1996 and 1995
               (assuming the acquisition of Cardiotronics had occurred as of October 1, 1996 and 1995) are as follows:

                                                      1996          1995

                     Revenues                  $29,712,750   $25,902,839

                     Net Income                 $5,740,739    $4,611,560

                     Income per share:

                        Common and common
                        equivalent shares           $0.198        $0.161

                        Common shares
                        assuming full
                        dilution                    $0.198        $0.161

          5. On December 4, 1996, the Company declared a semi-annual cash dividend of $.05 per share to shareholders of record as of December 16, 1996.

          6. In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, "Accounting for Stock-Based Compensation," which became effective for the Company beginning October 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Since the Company has decided to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (as permitted by SFAS No. 123), the appropriate required disclosure of the effects of SFAS No. 123 will be disclosed in the notes to the consolidated financial statements in the Form 10-K for the year ending September 30, 1997.


          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               The Company's 1996 Annual Report to Shareholders contains management's discussion and analysis of the financial condition at and results of operations for the year ended September 30, 1996. The following discussion and analysis describes material changes in the Company's financial condition and position from September 30, 1996. Trends of a material nature are discussed to the extent known and considered relevant. The analysis of results of operations compares the three months ended December 31, 1996 with the corresponding period of 1995. This analysis should be considered in conjunction with the condensed unaudited consolidated balance sheets, condensed unaudited consolidated statements of operations, and condensed unaudited consolidated statements of cash flows.

          RESULTS OF OPERATIONS

               SALES - Net sales for the three months ended December 31, 1996 increased 20.2% to $28,460,524, compared with
          $23,670,544 for the corresponding three-month period in fiscal year 1996. In comparison, net sales for the three months ended December 31, 1995 increased 24.1% over the corresponding three-month period of fiscal year 1995.

               Net sales have increased principally due to expanding market penetration of the Company's MIC enteral feeding catheters, expansion of the Company's international operations, and successful integration of newly acquired product lines. Net sales of MIC's catheters and related product lines grew 38.5% to $7,225,398 during the first quarter of fiscal year 1997, compared with net sales of $5,215,516 for the corresponding first quarter of fiscal year 1996. International net sales of all Company products were $2,156,151 for the first quarter of fiscal year 1997, a 63.7% growth over net sales of $1,317,572 for the first quarter of fiscal year 1996.

               No price increases occurred during the three months covered by this report; therefore, substantially all of the increase in net sales is attributable primarily to an increased volume of products sold. The Company's net sales continue to be impacted by price reduction pressures from hospitals and large buying groups.

               Generally, all sales of the Company and related receipts were in U.S. dollars. Export sales to unaffiliated customers from the Company's domestic operations did not exceed 10 percent of the Company's domestic consolidated net sales.

               COST OF PRODUCTS SOLD - Cost of products sold for the three months ended December 31, 1996 was $10,232,965, compared to $8,105,030 for the corresponding three months in fiscal year 1996. As a percentage of net sales, cost of products sold for the three months ended December 31, 1996 was 36.0%, compared to 34.2% for the three months ended December 31, 1995.

               The increased cost of products sold as a percentage of net sales reflects initial start-up costs associated with the Company's new manufacturing facility in Idaho, coupled with the winding down of MIC's manufacturing operations in California. Additional increases were caused by acquisitions of new products with lower margins, the addition through acquisition of less efficient manufacturing facilities, and pricing pressures due to the market's focus on cost restraints and competitive pricing. The Company expects cost of products sold to remain fairly constant at approximately 36.0% of net sales until all manufacturing operations are consolidated into either Utah or Idaho.

               OPERATING EXPENSES - Operating expenses consist of selling, general, and administrative expenses, research and development expenses, and royalty expenses. Total operating expenses for the three months ended December 31, 1996 were $8,362,743, which represents an increase of 9.1% over the corresponding three months of fiscal year 1996. As a percentage of net sales, operating expenses for the three months ended December 31, 1996 totaled 29.4%, compared with 32.4% for the corresponding three months of fiscal year 1996.

               The increase in total operating expenses between the first three months of fiscal year 1997 over fiscal year 1996 is due primarily to selling, general, and administrative expenses which increased from $6,658,111 in the quarter ended December 31, 1995 to $7,314,699 in the quarter ended December 31, 1996. These increased costs are attributable primarily to increased wages, commissions, and other selling costs associated with the increased levels of sales. As a percentage of net sales, however, selling, general, and administrative expenses decreased from 28.1% in the three months ended December 31, 1995 to 25.7% in the three months ended December 31, 1996. These percentage decreases during fiscal year 1997 reflect the Company's and especially the salesforce's efforts to control these variable selling expenses.

               Research and development expenses and royalty expenses, as a percentage of net sales, remained relatively consistent between the periods, approximating 2.3% and 1.4%, respectively, for the three months ended December 31, 1996.

               OTHER INCOME - Other income consists principally of interest income from investments and royalty income from the licensing of the TRACH CARE closed suction system. For the three months ended December 31, 1996, other income totaled $1,197,855, compared to $1,043,842 for the three months ended December 31, 1995. Both interest and royalty income remained fairly consistent between the quarters, approximating $550,000, and $630,000, respectively. As the Company utilizes its cash reserves to acquire other companies and technology, it is expected that interest income will decrease.

               NET INCOME - Net income after taxes for the three months ended December 31, 1996 increased 21.1% to $6,924,671, compared to $5,716,589 for the three months ended December 31, 1995. As a percent of net sales, net income after taxes for the three months ended December 31, 1996 was a strong 24.3%, consistent with the 24.2% reflected for the three months ended December 31, 1995. The increase in net income reflects the growth in net sales and continued efforts to control production and operating costs.

          LIQUIDITY AND CAPITAL RESOURCES

               For the three months ended December 31, 1996 the Company's operating activities provided $9,891,177 in cash flows, compared with $5,832,604 in cash flows provided during the three months ended December 31, 1995. At December 31, 1996, working capital totaled $56,994,868, compared with $75,674,042 at September 30, 1996, and its current ratio was at 8.8 to 1.0. The Company had $24,933,533 in cash, cash equivalents, and investments at December 31, 1996, compared with $40,826,701 at September 30, 1996. Significant uses of cash during the three month period ended December 31, 1996 included approximately $12,167,000 for the purchase of Cardiotronics, $8,210,000 to repay Cardiotronics' outstanding loans, $2,691,000 in advances to subsidiaries to fund operations, and $2,910,000 in additions to property and equipment.

               In addition to its strong liquidity and overall financial position, the Company does not have any long-term debt as of December 31, 1996, nor does management intend to utilize debt to fund future expansion or operations. The Company maintains a $5,000,000 unsecured line of credit with its bank but has never drawn on this line. Continued growth in cash, cash equivalents, and investments provides the Company financial stability and flexibility to fund current operations, an aggressive acquisition program, future growth and expansion, and its dividend payment policy.

               No significant commitments for the purchase of inventory or property or equipment existed as of December 31, 1996, except commitments for ongoing construction projects. The Company is continuing to "build out" and complete its new Idaho facility, in preparation for manufacturing operations to be moved there from MIC's and Cardiotronics' California facilities (approximately $2.8 million still owed). In addition, the Company intends to construct a new 100,000-square-foot warehouse and distribution facility to the west of Ballard's existing Draper, Utah plant, at a total manufacturing cost of approximately $4 million.

               Certain land owned by the Company is being marketed for sale, including land (approximately 6.5 acres) in Fremont, California and approximately 18 acres located to the South of Ballard's Draper, Utah facility. The Draper parcel is currently under option with an interested buyer.

          RISK FACTORS

               The Company is an FDA regulated business operating in the rapidly changing health care industry. From time to time the Company may report, through its press releases and/or SEC filings, certain matters that could be characterized as forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties may include, among other things, the following items. Certain of these risks and uncertainties are beyond management's control.

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

               PRODUCT LIABILITY EXPOSURE. Because its products are intended to be used in health care settings on patients who are physiologically unstable and may also be seriously or critically ill, the Company is exposed to potential product liability claims. From time to time, patients using the Company's products have suffered serious injury or death, which has led to product liability claims against the Company. The Company does not believe that any of these claims, individually or in the aggregate, will have a material adverse impact on its business, results of operations or financial condition. However, see Item 1. "Legal Proceedings." Furthermore, the Company may, in the future, be subject to product liability claims that could have such an adverse impact.

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

          PART II - OTHER INFORMATION

          ITEM 1.  LEGAL PROCEEDINGS

               R2 MEDICAL SYSTEMS, INC. AND CARDIOTRONICS SYSTEMS, INC. v. KATECHO, INC., CARDIOVASCULAR GROUP OF OREGON, INC., AND PADECO, INC.

               R2 and Cardiotronics are plaintiffs in an ongoing patent infringement lawsuit against Katecho, Inc., Cardiovascular Group of Oregon, Inc. and Padeco, Inc. filed in the United States District Court for the Northern District of Illinois Eastern Division as Case No. 94C3131. Plaintiffs claim that defendants have infringed or caused to be infringed certain patents held by R2 on heart monitoring and resuscitation devices.

               In December, 1996 a "Markman hearing" was held, where the court received evidence on various issues of patent claim construction in the case. On or about January 3, 1997, the court entered findings and an order based upon the Markman hearing. In this order, among other things, the court:

                1. Reaffirmed the findings in favor of R2 on claim construction previously made in the court's July 19, 1996 Memorandum Opinion and Order;

                2.  Rejected defendants' claims of equitable estoppel;

                3.  Found laches as to R2's claims against Katecho;
          and

                4. Ordered the parties to submit simultaneous briefs on the issue of whether the finding of laches should also apply to R2's claims against Padeco.

               A jury trial has been scheduled for November 3-7, 1997. The finding of laches means that any damages found at trial to be recoverable by R2 against Katecho would be limited to those accruing after the commencement of this lawsuit by R2.

               On or about January 28, 1997 Katecho filed a Motion for Interlocutory Appeal on the court's ruling as to claim construction. This motion, if granted, would allow an appeal to the Federal Circuit Court of Appeals on the claim construction issues even before the jury trial takes place. R2 is opposing this motion.

               J. MICHAEL KRAMER V. R2 MEDICAL SYSTEMS, ET AL.

               R2 is a co-defendant in this ongoing product liability case filed in the Supreme Court of the State of New York, County of Suffolk, as Case No. 01787/94. Plaintiff in this case alleges, among other things, that defibrillation pads manufactured by R2 were defective and seeks damages of $20 million. While this litigation has proceeded slowly and is still in the discovery phase, the Company believes, after consultation with its counsel, that it has valid defenses, including the fact that apparently the electrodes alleged to be defective were never used on the plaintiff, nor were such electrodes ever recovered or documented to be manufactured by R2. However, in view of the inherent uncertainties surrounding this type of litigation, no assurance can be given that R2 will prevail in this case. The Company is unable to assess the likelihood of an adverse outcome or estimate the amount of range, if any, of any possible loss. An adverse judgment could have a material adverse effect on the financial condition of the Company.

               ROGER LEE HEATH v. BAXTER, WALTERS, TOWNSEN, ET AL.

               On or about December 30, 1994, R2 was sued in the U.S. District Court, Northern District of Illinois, Eastern Division. Health's complaint has been dismissed as being legally insufficient, and he has been given until March 20, 1997 to file an amended complaint should he choose to do so.

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

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               The following information describes matters submitted to a vote of the security holders:

               (a) The 1997 Annual Meeting of Stockholders was held January 27, 1997 at the principal executive offices of the Company, 12050 Lone Peak Parkway, Draper, Utah.

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

               Dale H. Ballard          E. Martin Chamberlain, Jr.
               John I. Bloomberg        Dale H. Ballard, Jr.
               J. Dallas VanWagoner     Paul W. Hess
               Robert V. Petersen

               (c) It was proposed to the security holders to approve the Company's adoption of the 1996 Incentive Stock Option Plan. The Plan was approved by the following vote:

               Affirmative votes cast        21,023,576
               Negative votes cast            2,382,792
               Abstaining votes                 245,110

          ITEM 5.  OTHER INFORMATION

               Set forth below is the text of a press release issued jointly by the Company and Premier, Inc. on February 11, 1997:
                 "PREMIER AND BALLARD MEDICAL ANNOUNCE AGREEMENT

          CHICAGO, IL - Premier, the nation's largest healthcare alliance enterprise, and Ballard Medical Products, Draper, Utah announce a sole-source, three-year agreement (with an option to extend for two additional years) for Closed Ventilation Suction products.

          Part of Premier's group purchasing program, the agreement features savings for Premier hospitals and system which agree to buy 80 percent of the products covered in the agreement. Pricing is effective April 1, 1997. Other details were not disclosed.

          Group purchasing of supplies, pharmaceuticals, and equipment (carried out through affiliated Premier Purchasing Partners, L.P.) is one of the major programs Premier operates to support owners' and affiliates' efforts to hold down healthcare costs, improve quality, and stay ahead of advances in clinical knowledge, technology, and market changes such as managed care.

          Premier maintains major offices in Charlotte, N.C., Chicago, Ill., San Diego, Calif., and Washington, D.C., to serve its 250 owners, the 700 hospitals and healthcare facilities they operate, and approximately 1,100 other affiliated hospital and healthcare organizations.

          Ballard Medical Products is a manufacturer of unique disposable products designed to protect healthcare workers and reduce cost to patients and hospitals while maintaining the highest standards of care. Ballard Medical's TRACH
          CARE is a closed endotracheal suction catheter designed to be used on all intubated patients. This system allows the clinician to suction and remove secretions from patients without disconnecting them from the ventilator. The physiological and infection control benefits of the TRACH CARE system are well established as Ballard's TRACH CARE system is clinically proven to reduce nosocomial infections.

          CONTACT:  Laura Yandell, Premier Corporate Communications
                    704/679-5425

                    Chris Thomas, Director of Strategic Accounts
                    Ballard Medical Products 801/572-6800"

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               (a) Statements concerning computation of income per share are included in the financial information provided in
          Item 1 of Part I and are incorporated by reference into this
          Item 6 of Part II of this report.

               (b) One Form 8-K was filed during the period covered by this Form 10-Q:

               Form 8-K filed December 23, 1996, reporting the
          Company's acquisition on December 10, 1996 of 90.1% of the outstanding shares of Common Stock of Cardiotronics. The following financial statements were filed with the Form 8-K:

               FINANCIAL STATEMENTS OF BUSINESS ACQUIRED. The following financial statements of Cardiotronics were incorporated by reference into the Form 8-K:

               Consolidated Statement of Operations for the Year Ended December 31, 1995

               Consolidated Balance Sheet at December 31, 1995

               Consolidated Statement of Cash Flows for the Year Ended December 31, 1995

               Consolidated Statement of Operations (unaudited) for the Nine Months Ended September 30, 1996

               Consolidated Balance Sheet (unaudited) at September 30,
               1996

               Consolidated Statement of Cash Flows (unaudited) for the nine months ended September 30, 1996

               PRO FORMA FINANCIAL INFORMATION. The following pro forma financial statements (reflecting a pro forma consolidation of Cardiotronics with the Company) were also filed with the Form 8-K:

               Ballard Medical Products and Subsidiaries Pro Forma Condensed Consolidated Balance Sheets at September 30, 1996.

               Ballard Medical Products and Subsidiaries Pro Forma Condensed Consolidated Statement of Operations for the Year Ended September 30, 1996.


                                   SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BALLARD MEDICAL PRODUCTS
                                        (Registrant)

          Date:  2/14/97                Dale H. Ballard, President
                                        (Principal Executive Officer)

          Date:  2/14/97                Kenneth R. Sorenson,
                                        Treasurer
                                        (Principal Accounting Officer)


                                INDEX TO EXHIBITS

            EXHIBIT  DESCRIPTION OF EXHIBIT
             NUMBER                                         PAGE NO.


               27    Financial Data Schedule                      22