Form 10-Q
period 1997-03-31
BALLARD MEDICAL PRODUCTS
filed 1997-05-14
CIK 723534

As filed with the Securities and Exchange Commission
                                 on May 14, 1997

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 MARCH 31, 1997
                          (for quarterly period ended)

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

          APPLICABLE ONLY TO CORPORATE ISSUERS

          Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date:
                      28,522,710 - all common, May 12, 1997


                    BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

                                 FORM 10-Q INDEX

                                                          Page


           PART I   FINANCIAL INFORMATION

           Item 1.  Financial Statements

                    Condensed Unaudited Consolidated
                    Balance Sheets as of March 31,
                    1997 and September 30, 1996

                    Condensed Unaudited Consolidated
                    Statements of Operations for the
                    three and six months ended March
                    31, 1997 and 1996

                    Condensed Unaudited Consolidated
                    Statements of Cash Flows for the
                    six months ended March 31,
                    1997 and 1996

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

                3. "BPC" refers to Ballard Purchase Corporation, a wholly-owned subsidiary of Ballard.

                4. "BREH" refers to Ballard Real Estate Holdings, Inc., a wholly-owned subsidiary of Ballard.

                5. "Cardiotronics" refers to Cardiotronics Systems, Incorporated, a wholly-owned subsidiary.

                6.  The  "Company"  and  the  "Registrant"   refer  to
                    Ballard and its subsidiaries.

                7. "MIC" refers to Medical Innovations Corporation, a wholly-owned subsidiary of Ballard.

                8. "NNC" refers to Neuro Navigational Corporation, a Delaware corporation.

                9. "PEPCO" refers to Plastic Engineered Products Company, a wholly-owned subsidiary of Ballard.

               10. "PMP" refers to Ballard Medical Products Canada, a wholly-owned subsidiary of Ballard, doing business as Preferred Medical Products.

               11. "R2" refers to R2 Medical Systems, Inc., a wholly-owned subsidiary of Cardiotronics.

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

          PART I - FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

          BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

          CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

           ASSETS                               3/31/97       9/30/96


              CURRENT ASSETS:

                 Cash and cash
                 equivalents                $13,238,075   $14,164,103

                 Investments                 18,820,720    26,662,598

                 Accounts
                 receivable - trade (net)    23,258,333    19,944,055

                 Royalties receivable           840,678     1,351,885

                 Other receivables              513,968       636,291

                 Inventories:

                    Raw materials            10,434,183     7,171,048

                    Work-in-progress          3,777,999     3,913,804

                    Finished goods            3,601,267     2,760,008

                 Deferred income taxes        1,030,707     1,057,303

                 Income tax refunds
                 receivable                                 3,274,000

                 Prepaid expenses               694,696       169,431

                    Total current assets     76,210,626    81,104,526

              PROPERTY AND EQUIPMENT:

                 Land                         3,944,701     3,944,701

                 Buildings                   20,202,656    20,131,728

                 Molds                        3,847,369     3,608,228

                 Machinery and equipment      9,934,314     9,192,269

                 Vehicles                       756,739     1,039,175

                 Furniture and fixtures       2,355,720     2,081,200

                 Leasehold improvements         335,339       302,394

                 Construction-in-
                 progress                     9,192,515     3,053,296

                    Total                    50,569,353    43,352,991

                 Less accumulated
                 depreciation                 9,247,272     8,058,401

                    Property and
                    equipment net            41,322,081    35,294,590

              INTANGIBLE ASSETS:

                    Cost in excess of
                    purchase price - net     33,159,811    15,644,651

                    Patents and other
                    intangibles - net        12,029,521     5,012,157

                       Total intangible
                       assets                45,189,332    20,656,808

              OTHER ASSETS                    2,776,169     5,409,164

              TOTAL                        $165,498,208  $142,465,088

          See  Notes to  Condensed  Unaudited  Consolidated  Financial
          Statements.

          BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

          CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS (continued)

           LIABILITIES AND
           STOCKHOLDERS' EQUITY                 3/31/97       9/30/96


              CURRENT LIABILITIES:

                 Accounts payable           $3,038,383    $2,273,674

                 Accrued liabilities:

                    Employee
                    compensation             3,184,245     1,985,135

                    Income taxes payable       565,281

                    Royalties                  339,563       326,492

                    Other                      388,644       845,183

                       Total current
                       liabilities           7,516,116     5,430,484

               DEFERRED INCOME TAXES           437,085     1,110,764

                       Total liabilities     7,953,201     6,541,248

               STOCKHOLDERS' EQUITY:

                    Common stock             2,839,916     2,770,232

                    Additional paid-in
                    capital                 47,435,874    38,935,892

                    Unrealized losses on
                    investments               (104,849)     (156,564)

                    Retained earnings      107,374,066    94,374,280

                       Total
                       Stockholders'
                       equity              157,545,007   135,923,840

              TOTAL                       $165,498,208  $142,465,088


          See  Notes  to  Condensed Unaudited  Consolidated  Financial
          Statements.

          BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

          CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  Three Months Ended         Six Months Ended

                                3/31/97      3/31/96      3/31/97       3/31/96


      NET SALES             $30,813,873  $25,807,593  $59,274,397   $49,478,137

      COST OF PRODUCTS
      SOLD                   10,855,360    8,818,771   21,088,325    16,923,801


      GROSS MARGIN           19,958,513   16,988,822   38,186,072    32,554,336

      OPERATING EXPENSES:

      Selling, general,
      and administrative      8,286,174    7,383,312   15,600,873    14,041,423

      Research and
      development               730,621      737,834    1,385,668     1,384,679

      Royalties                 410,121      407,300      803,118       764,601

         Total operating
         expenses             9,426,916    8,528,446   17,789,659    16,190,703

      OPERATING INCOME       10,531,597    8,460,376   20,396,413    16,363,633

      OTHER INCOME - Net      1,089,755    1,585,320    2,287,610     2,629,162

      INCOME BEFORE INCOME
      TAX EXPENSE            11,621,352   10,045,696   22,684,023    18,992,795

      INCOME TAX EXPENSE      4,145,000    3,600,000    8,283,000     6,830,510

      NET INCOME              7,476,352    6,445,696   14,401,023    12,162,285

      INCOME PER SHARE:

         Common and common
         equivalent shares       $0.256       $0.226       $0.495        $0.426

         Common shares
         assuming full
         dilution                $0.256       $0.225       $0.491        $0.424

      WEIGHTED AVERAGE
      NUMBER OF SHARES
      OUTSTANDING:

         Common and common
         equivalent shares   29,175,469   28,540,433   29,066,860    28,543,400

         Common shares
         assuming full
         dilution            29,241,025   28,608,932   29,348,351    28,696,705


          See  Notes  to  Condensed Unaudited  Consolidated  Financial
          Statements.

          BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

          CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Six Months Ended

                                                 3/31/97         3/31/96


           CASH FLOWS FROM OPERATING
           ACTIVITIES                       $17,073,679     $13,170,224

           CASH FLOWS FROM INVESTING
           ACTIVITIES:

           Capital expenditures for
           property and equipment            (7,240,393)     (3,758,482)

           Payment for purchase of
           subsidiary, net of cash
           acquired                         (11,768,562)

           Capital expenditures for land                     (2,158,456)

           Proceeds from sale of land                           511,429

           Investment in and advances
           to affiliates                     (2,994,872)     (3,465,454)

           Receipt of payment of
           advances to affiliates             3,771,471       1,275,000

           Purchases of investments         (14,587,078)    (11,761,758)

           Purchases of intangible assets    (3,614,639)     (1,235,481)

           Purchase of other assets            (167,648)

           Proceeds from sales of
           investments                       22,428,956       9,406,746

           Net cash used in investing
           activities                       (14,172,765)    (11,186,456)

           CASH FLOWS FROM FINANCING
           ACTIVITIES:

           Proceeds from exercise of
           options                            5,778,533       3,349,704

           Cash dividends paid               (1,395,459)     (2,153,015)

           Payment of debt of
           purchased subsidiary              (8,210,016)

           Purchase of treasury stock                        (5,196,518)

           Net cash used in financing
           activities                        (3,826,942)     (3,999,829)

           NET DECREASE IN CASH AND CASH
           EQUIVALENTS                         (926,028)     (2,016,061)

           CASH AND CASH EQUIVALENTS,
           BEGINNING OF PERIOD               14,164,103      27,555,330

           CASH AND CASH EQUIVALENTS,
           END OF PERIOD                    $13,238,075     $25,539,269


          See notes to condensed unaudited consolidated financial statements.

          BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

          CONDENSED  UNAUDITED CONSOLIDATED  STATEMENTS OF  CASH FLOWS
          (CONTINUED)

          SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                3/31/97            3/31/96

          Cash paid during the period        $2,125,000         $4,685,000
          for taxes

          SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
          AND FINANCING ACTIVITIES:

          During the six months ended March 31, 1997 and 1996, the Company increased additional paid-in capital by $2,793,342 and $1,585,703, respectively, which represents the tax benefit attributable to the compensation received by employees from the exercise and disqualifying disposition of incentive stock options.

          Effective December 30, 1996, the Company acquired by merger all of the outstanding capital stock of Cardiotronics for $12,167,549 cash and a short-term note of $461,855. In conjunction with the acquisition, liabilities were assumed as follows:

               Fair value of assets acquired
               (including goodwill)                       $24,116,686

               Cash paid, net of cash acquired            (11,768,562)

               Liabilities assumed                        $12,348,124

          See  Notes to  Condensed  Unaudited  Consolidated  Financial
          Statements.

          BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

          NOTES   TO   CONDENSED   UNAUDITED  CONSOLIDATED   FINANCIAL
          STATEMENTS

          1. The condensed unaudited consolidated financial statements include the accounts of Ballard and all of its subsidiaries, after elimination of all significant
               intercompany   transactions   and    accounts.       In
               management's opinion, the accompanying condensed unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial condition of Ballard and its subsidiaries as of March 31, 1997 and September 30, 1996, the results of its operations for the three and six months ended March 31, 1997 and 1996, and its cash flows for the six months ended March 31, 1997 and 1996.

          2. The results of operations for the three and six months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year ended September 30, 1997.

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

          5. In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share". This standard establishes standards for computing and presenting earnings per share (EPS). SFAS No. 128 simplifies the approach for computing earnings per share previously found in Accounting Principles Board
               (APB) Opinion No. 15. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures.

               Under the new statement, basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15.

               SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods with earlier application not permitted. The computation of basic EPS under SFAS No. 128 would have resulted in net income per common share of $.265 and $.510, respectively, for the quarter and six months ended March 31, 1997. Diluted EPS computed under FASB No. 128 would have resulted in net income per common share of $.257 and $.493, respectively, for the quarter and six months ended March 31, 1997.

          6. On February 28, 1997, Ballard, acting through its wholly-owned subsidiary, BPC, exercised its option to purchase the assets of NNC, at a total purchase price of $4,245,422. Subsequent to the purchase, on March 20, 1997, BPC sold certain of the assets it acquired from NNC to an unrelated party for $961,459, which approximated the purchased price of those assets.

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               The Company's 1996 Annual Report to Shareholders contains management's discussion and analysis of the financial condition at, and results of operations for, the year ended September 30, 1996. The following discussion and analysis describes material changes in the Company's financial condition and position from September 30, 1996. Trends of a material nature are discussed to the extent known and considered relevant. The analysis of results of operations compares the three and six months ended March 31, 1997, respectively, with the corresponding periods of 1996. This analysis should be considered in conjunction with the condensed unaudited consolidated balance sheets, condensed unaudited consolidated statements of operations, and condensed unaudited consolidated statements of cash flows.

          RESULTS OF OPERATIONS

               OVERVIEW - The Company's net sales for the second quarter and first six months of fiscal year 1997 continued at a consistent growth rate, increasing at 19.4% and 19.8%, respectively, over the corresponding periods of fiscal year 1996. The continued growth in net sales from period to period reflects the Company's ability to maintain and expand its market shares through strategic long-term alliances with distributors and large hospital buying groups, enhancements within its existing product lines, synergistic acquisitions, and emphasis internationally.

               The Company's after-tax profits for the second quarter and first six months of fiscal year 1997 also continued their steady growth, increasing at rates of 16.0% and 18.4%, respectively, over the corresponding periods of fiscal year 1996. As a percentage of net sales, the Company's profits approximated 24.3% for each of the periods in fiscal year 1997. The increased and high level of profits reflects the Company's focused efforts directed at advanced manufacturing processes, efficient integration of acquired entities, and overhead cost restraints.

               SALES - Net sales for the three months ended March 31, 1997 increased 19.4% to $30,813,873, compared with
          $25,807,593 for the corresponding period of fiscal year 1996. Net sales for the six months ended March 31, 1997 increased 19.8% to $59,274,397, compared with $49,478,137 for the corresponding period of fiscal year 1996.

               The growth in net sales is principally due to continued market penetration of the Company's MIC enteral feeding catheters, international growth of all product lines, and substantial contributions from newly acquired product lines such as Cardiotronics, PEPCO and PMP. Net sales of the MIC product line for the three and six months ended March 31, 1997 increased 34.8% and 36.6%, respectively, over the corresponding periods of fiscal year 1996. Net international sales for the three and six months ended March 31, 1997 increased 45.4% and 52.3%, respectively, over the corresponding periods of fiscal year 1996. Since its acquisition on December 10, 1996, Cardiotronics has added $2,702,162 of net sales, exceeding the Company's initial projections.

               No price increases occurred during the three or six months covered by this report; therefore, substantially all of the increase in net sales is attributable primarily to an increased volume of products sold. The Company entered into several exclusive long-term contracts with large hospital buying groups during the period covered by this report. These contracts are expected to result in lower pricing on the Trach Care product line but also in volume gains on sales of higher margin products.

               Substantially all sales of the Company and related receipts were in U.S. dollars. Export sales to unaffiliated customers from the Company's domestic operations did not exceed 10% of the Company's domestic consolidated net sales.

               COST OF PRODUCTS SOLD  - Cost of products sold  for the
          three months ended March 31, 1997 was $10,855,360, compared to $8,818,771 for the corresponding three months in fiscal year 1996. Cost of products sold for the six months ended March 31, 1997 was $21,088,325, compared to $16,923,801 for the corresponding six months in fiscal year 1996. As a percentage of net sales, cost of products sold for the three and six months ended March 31, 1997 was 35.2% and 35.6%, respectively, compared with 34.2% for both the three and six months ended March 31, 1996.

               The increased cost of products sold as a percentage of net sales continues to reflect pricing pressures throughout the health care sector, the addition through acquisition of less efficient manufacturing facilities and lower margin products, initial start-up costs associated with the
          Company's new manufacturing facility in Idaho, and the winding down of manufacturing operations in California, Ohio and Canada in anticipation of the move of their operations to the Company's facilities in Utah and Idaho. The Company continues to refine and automate its manufacturing processes, as well as expand its injection molding and extrusion capacity. The Company expects the cost of products sold to stabilize at approximately 36.0% of net sales for the remainder of fiscal year 1997.

               OPERATING  EXPENSES -  Operating  expenses  consist  of
          selling, general, and administrative expenses, research and development expenses, and royalty expenses. Total operating expenses for the three and six months ended March 31, 1997 were $9,426,916 and $17,789,659, respectively, which represents increases of 10.5% and 9.9%, respectively, over the corresponding periods in fiscal year 1996. As a percentage of net sales, operating expenses for the three and six months ended March 31, 1997 totaled 30.6% and 30.0%, respectively, compared with 33.0% and 32.7%, respectively, for the corresponding periods in fiscal year 1996.

               The overall increase in total operating expenses is due
          primarily to selling, general, and administrative expenses which increased from $7,383,312 and $14,041,423, respectively, in the three and six months ended March 31, 1996 to $8,286,174 and $15,600,873, respectively, in the three and six months ended March 31, 1997. These increased costs are attributable primarily to increased wages, commissions, and other selling related costs associated with the increased levels of sales. As a percentage of net sales, selling, general, and administrative expenses decreased, from 28.6% and 28.4%, respectively, for the three and six months ended March 31, 1996, to 26.9% and 26.3%, respectively, for the corresponding periods in fiscal year 1997. The decreases, as a percentage of net sales, reflect the Company's successful efforts in controlling its variable selling expenses.

               Research and development expenses and royalty expenses, as a percentage of net sales, remained relatively consistent between the periods, approximating 2.4% and 1.3%, respectively, for both the three and six months ended March 31, 1997, compared with 2.8% and 1.5%, respectively, for the corresponding periods in fiscal year 1996.

               OTHER INCOME - Other income generally consists of interest income from investments and royalty income from the licensing of the TRACH CARE closed suction system. For the three and six months ended March 31, 1997, other income totaled $1,089,755 and $2,287,610, respectively, compared to $1,585,320 and $2,629,162, respectively, for the corresponding periods in fiscal year 1996. The decrease in other income during the 1997 periods is due primarily to an approximate $448,000 net gain from the sale of land which occurred during fiscal year 1996.

               NET INCOME - Net income after taxes for the three and six months ended March 31, 1997 increased 16.0% and 18.4%, respectively, to $7,476,352 and $14,401,023, compared to $6,445,696 and $12,162,285, respectively, for the corresponding periods in fiscal year 1996. The increase in net income reflects the growth in net sales, including strong contributions and market-share gains from the MIC product lines and international lines, and also reflects the Company's successful efforts in controlling overall operating costs.

          LIQUIDITY AND CAPITAL RESOURCES

               For the six months ended March 31, 1997 the Company's operating activities provided $17,073,679 in cash and cash equivalents, compared with $13,170,224 in cash and cash equivalents provided during the corresponding period of fiscal year 1996. At March 31, 1997, working capital totaled $68,694,510 and the Company's current ratio was 10.1 to 1.0. In addition, the Company had $32,058,795 in cash, cash equivalents, and investments available-for-sale at March 31, 1997.

               Significant uses of cash during the six months ended March 31, 1997 included approximately $11,769,000 for the purchase of Cardiotronics, $8,210,000 to repay Cardiotronics' outstanding loans, $7,240,000 in additions to property and equipment, $3,615,000 in additions to intangible assets, and $2,995,000 in investment in and advances to subsidiaries.

               In addition to its strong liquidity and overall financial position, the Company does not have any long-term debt nor does management intend to utilize debt to fund future expansion. The Company maintains a $5,000,000 unsecured line of credit with its bank but has never drawn on this line. Continued growth in cash, cash equivalents, and investments provides the Company financial stability and flexibility to fund current operations, an aggressive acquisition program, future growth and internal expansion, and its dividend payment policy.

               No   significant  commitments   for  the   purchase  of
          inventory or property or equipment existed as of March 31, 1997 except commitments for ongoing construction projects. The Company is continuing to "build out" and complete its new Idaho facility, in preparation for manufacturing operations to be moved there from MIC's and Cardiotronics' California facilities. In addition, the Company has commenced construction of a new 100,000 square-foot warehouse and distribution facility to the west of Ballard's existing Draper, Utah plant, at a total cost of approximately $4 million.

               Land owned by the Company (approximately 6.5 acres) in Fremont, California is under contract for sale. Approximately 61 acres of land located south of the Company's Draper, Utah facility was sold on April 29, 1997 for approximately $7,240,000. See "ITEM 5. OTHER INFORMATION".

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

               IMPACT OF CURRENCY FLUCTUATIONS; IMPORTANCE OF FOREIGN SALES. Because certain sales of products by the Company outside the United States typically are denominated in local currencies, the results of operations of the Company are expected to continue to be affected by changes in exchange rates between certain foreign currencies and the United States Dollar. There can be no assurance that the Company will not experience currency fluctuation effects in future periods, which could have an adverse impact on its business, results of operation or financial condition. The operations and financial results of the Company also may be significantly affected by other international factors, including changes in governmental regulations or import and export restrictions, and foreign economic and political conditions generally.

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

               Following the court's January 3, 1997 findings and order, Katecho, Inc. filed a interlocutory appeal on the court's ruling as to claim construction. This motion was denied by the court.

               The parties are now preparing for the trial which is scheduled in November, 1997.

               J. MICHAEL KRAMER V. R2 MEDICAL SYSTEMS, ET AL.

               R2 is a co-defendant in this ongoing product liability case filed in the Supreme Court of the State of New York, County of Suffolk, as Case No. 01787/94. This case is still in the discovery phase.

               ROGER LEE HEATH v. BAXTER, WALTERS, TOWNSEN, ET AL.

               On or about March 18, 1997, the court dismissed Mr. Heath's lawsuit with prejudice (which means that he cannot refile the complaint in the United States District Court). The court found, among other things, that the plaintiff had perpetrated a fraud on the court, in manipulating the amounts of his actual income to induce the court to grant him free legal counsel.

               Mr. Heath has appealed the court's dismissal to the United States Court of Appeals for the 7th Circuit.

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

          ITEM 5.  OTHER INFORMATION

               On April 29, 1997, the Company sold approximately 61 acres of BREH's real estate (located south of the Company's Draper plant and north of 12300 South and west of Lone Peak Parkway), together with 61 shares of East Jordan Irrigation Company, for a total selling price of $7,239,620, to Wasatch Pacific, Inc. ("Wasatch"), a Utah real estate development company. Wasatch paid approximately $3,180,700 (less $85,000 which had already been paid in option payments) as a downpayment and signed an 8% interest bearing Trust Deed Note payable to BREH for $3,973,920 (the "Note"). The Note provides, among other things, for payment of all accrued interest in one year and for payment in full of all interest and principal in two years. The Note is secured by a first trust deed against approximately 42 acres of the property sold and by a security interest in 42 of the water shares sold. BREH purchased this property in 1992 at a purchase price of approximately $915,000 ($15,000 per acre).

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

                                        BALLARD MEDICAL PRODUCTS
                                        (Registrant)

          Date:  5/14/97                Dale H. Ballard, President and
                                        Principal Executive Officer

          Date:  5/14/97                Kenneth R. Sorenson,
                                        Treasurer and
                                        Principal Financial Officer


                                INDEX TO EXHIBITS

            EXHIBIT
             NUMBER       DESCRIPTION OF EXHIBIT                  PAGE NO.

                 27       Financial Data Schedule