Form 10-Q
period 1997-06-30
BALLARD MEDICAL PRODUCTS
filed 1997-08-15
CIK 723534

As filed with the Securities and Exchange Commission
                               on August 14, 1997

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  JUNE 30, 1997
                          (for quarterly period ended)

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

          APPLICABLE ONLY TO CORPORATE ISSUERS

          Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date:
                    28,840,550 - all common, August 13, 1997

                    BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

                                 FORM 10-Q INDEX

                                                          Page

           PART I   FINANCIAL INFORMATION

           Item 1.  Financial Statements

                    Condensed Unaudited Consolidated
                    Balance Sheets as of June 30, 1997
                    and September 30, 1996

                    Condensed Unaudited Consolidated
                    Statements of Operations for the
                    three and nine months ended June
                    30, 1997 and 1996

                    Condensed Unaudited Consolidated
                    Statements of Cash Flows for the
                    nine months ended June 30,
                    1997 and 1996

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

                7.  "FDA" refers  to the  United States Food  and Drug
                    Administration.

                8. "MIC" refers to Medical Innovations Corporation, a wholly-owned subsidiary of Ballard.

                9. "NNC" refers to Neuro Navigational Corporation, a Delaware corporation.

               10. "PEPCO" refers to Plastic Engineered Products Company, a wholly-owned subsidiary of Ballard.

               11. "PMP" refers to Ballard Medical Products Canada, a wholly-owned subsidiary of Ballard, doing business as Preferred Medical Products.

               12. "R2" refers to R2 Medical Systems, Inc., a wholly-owned subsidiary of Cardiotronics.

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

          PART I - FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

          BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

          CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS


           ASSETS                               6/30/97       9/30/96


              CURRENT ASSETS:
                 Cash and cash
                 equivalents                $12,353,912   $14,164,103

                 Investments                 25,358,142    26,662,598

                 Accounts receivable -
                 trade (net)                 21,904,441    19,944,055

                 Royalties receivable           583,231     1,351,885

                 Other receivables            1,097,708       636,291

                 Inventories:

                    Raw materials            11,127,835     7,171,048

                    Work-in-progress          4,210,485     3,913,804

                    Finished goods            3,516,300     2,760,008

                 Deferred income taxes        1,198,270     1,057,303

                 Income tax refunds
                 receivable                   1,498,396     3,274,000

                 Prepaid expenses               394,205       169,431

                    Total current assets     83,242,925    81,104,526

              PROPERTY AND EQUIPMENT:

                 Land                         3,032,322     3,944,701

                 Buildings                   25,187,752    20,131,728

                 Molds                        4,873,317     3,608,228

                 Machinery and equipment     11,988,586     9,192,269

                 Vehicles                       756,750     1,039,175

                 Furniture and fixtures       3,404,049     2,081,200

                 Leasehold improvements          49,345       302,394

                 Construction-in-
                 progress                     4,088,656     3,053,296

                    Total                    53,380,777    43,352,991

                 Less accumulated
                 depreciation                 9,864,456     8,058,401

                    Property and
                    equipment - net          43,516,321    35,294,590

              INTANGIBLE ASSETS

                 Cost in excess
                 of purchase price -
                 net                         32,839,809    15,644,651

                 Patents and other
                 intangibles - net            8,571,539     5,012,157

                 Total intangible

                 assets                      41,411,348    20,656,808

              OTHER ASSETS                    5,270,614     5,409,164

              TOTAL                        $173,441,208  $142,465,088


          See  Notes  to  Condensed Unaudited  Consolidated  Financial
          Statements.

          BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

          CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS (continued)


           LIABILITIES AND
           STOCKHOLDERS' EQUITY                 6/30/97       9/30/96



              CURRENT LIABILITIES:

                 Accounts payable           $1,944,232    $2,273,674

                 Accrued liabilities:

                    Employee
                    compensation             2,994,880     2,783,635

                    Income taxes
                    payable                    366,976





                    Royalties                  273,498       326,492

                    Other                      413,389        46,683

                       Total current
                       liabilities           5,992,975     5,430,484

               DEFERRED INCOME TAXES           437,085     1,110,764

                       Total liabilities     6,430,060     6,541,248

               STOCKHOLDERS' EQUITY:

                    Common stock             2,865,620     2,770,232

                    Additional paid-in
                    capital                 50,517,654    38,935,892

                    Unrealized losses
                    on investments            (167,627)     (156,564)

                    Retained earnings      113,795,501    94,374,280

                       Total
                       Stockholders'
                       equity              167,011,148   135,923,840

              TOTAL                       $173,441,208  $142,465,088


          See  Notes  to  Condensed  Unaudited  Consolidated Financial
          Statements.

          BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

          CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  Three Months Ended        Nine Months Ended

                                6/30/97      6/30/96      6/30/97       6/30/96

      NET SALES             $32,218,086  $26,845,811  $91,492,483   $76,323,948

      COST OF PRODUCTS
      SOLD                   11,508,282    9,236,663   32,596,607    26,160,464


      GROSS MARGIN           20,709,804   17,609,148   58,895,876    50,163,484

      OPERATING EXPENSES:

      Selling, general,
      and administrative      9,646,477    7,158,920   25,247,350    21,200,343

      Research and
      development               680,152      736,581    2,065,820     2,121,260

      Royalties                 419,482      357,300    1,222,600     1,121,901

         Total operating
         expenses            10,746,111    8,252,801   28,535,770    24,443,504

      OPERATING INCOME        9,963,693    9,356,347   30,360,106    25,719,980

      OTHER INCOME - net      2,223,783    1,289,647    4,511,393     3,918,809

      INCOME BEFORE INCOME
      TAX EXPENSE            12,187,476   10,645,994   34,871,499    29,638,789

      INCOME TAX EXPENSE      4,336,000    3,969,834   12,619,000    10,800,344

      NET INCOME              7,851,476    6,676,160   22,252,499    18,838,445

      INCOME PER SHARE:

         Common and common
         equivalent shares       $0.268       $0.232       $0.763        $0.658

         Common shares
         assuming full
         dilution                $0.267       $0.232       $0.752        $0.650

      WEIGHTED AVERAGE
      NUMBER OF SHARES
      OUTSTANDING:

         Common and common
         equivalent shares   29,332,337   28,762,146   29,155,352    28,616,315

         Common shares
         assuming full
         dilution            29,355,449   28,764,207   29,575,651    28,996,702


          See  Notes  to  Condensed Unaudited  Consolidated  Financial
          Statements.

          BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

          CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     Nine Months Ended
                                                 6/30/97         6/30/96

           CASH FLOWS FROM OPERATING
           ACTIVITIES                       $19,453,386     $19,071,544

           CASH FLOWS FROM INVESTING
           ACTIVITIES:

           Capital expenditures for
           property and equipment           (11,313,488)     (8,359,172)

           Payment for purchase of
           subsidiary, net of cash
           acquired                         (11,768,562)     (1,216,382)

           Capital expenditures for land         (7,571)     (2,158,456)

           Proceeds from sale of land         3,265,700         511,429

           Proceeds from sale of NNC
           assets                               963,961

           Investment in and advances to
           affiliates                        (7,359,994)     (4,801,154)

           Receipt of payment of advances
           and interest                       3,771,471       1,295,640

           Purchases of investments         (26,844,021)    (21,537,122)

           Purchases of intangible assets      (763,072)     (1,680,734)

           Proceeds from sales
           (purchases) of other assets           10,705         (50,000)

           Proceeds from sales of
           investments                       28,139,084      14,336,653

           Net cash used in investing
           activities                       (21,905,787)    (23,659,298)


           CASH FLOWS FROM FINANCING
           ACTIVITIES:

           Proceeds from exercise of
           options                           11,677,150       6,037,754

           Proceeds from stock                    2,281
           redemption

           Cash dividends paid               (2,827,205)     (2,153,010)

           Payment of debt of
           purchased subsidiary              (8,210,016)

           Purchase of treasury stock                        (6,161,421)

             Net cash provided by
             (used in) financing
             activities                         642,210      (2,276,677)

           NET DECREASE IN CASH
           AND CASH EQUIVALENTS              (1,810,191)     (6,864,431)

           CASH AND CASH EQUIVALENTS,
           BEGINNING OF PERIOD               14,164,103      27,555,330

           CASH AND CASH EQUIVALENTS,
           END OF PERIOD                    $12,353,912     $20,690,899


          See notes to condensed unaudited consolidated financial statements.

          BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

          CONDENSED  UNAUDITED CONSOLIDATED  STATEMENTS OF  CASH FLOWS
          (CONTINUED)

          SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                  Nine Months Ended
                                                6/30/97            6/30/96

           Cash paid during the period
           for taxes                         $6,266,178         $9,509,060

          SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
          AND FINANCING ACTIVITIES:

          During the nine months ended June 30, 1997 and 1996, the Company increased additional paid-in capital by $3,696,032 and $3,782,308, respectively, which represents the tax benefit attributable to the compensation received by employees from the exercise and disqualifying disposition of incentive stock options.

          Effective December 20, 1996, the Company acquired by merger all of the outstanding capital stock of Cardiotronics for $12,167,549 cash and a short-term note of $461,855. In conjunction with the acquisition, liabilities were assumed as follows:

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

          See  Notes  to  Condensed Unaudited  Consolidated  Financial
          Statements.

          BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

          NOTES   TO   CONDENSED   UNAUDITED  CONSOLIDATED   FINANCIAL
          STATEMENTS

          1. The condensed unaudited consolidated financial statements include the accounts of Ballard and all of its subsidiaries, after elimination of all significant
               intercompany   transactions   and    accounts.       In
               management's opinion, the accompanying condensed unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial condition of Ballard and its subsidiaries as of June 30, 1997 and September 30, 1996, the results of its operations for the three and nine months ended June 30, 1997 and 1996, and its cash flows for the nine months ended June 30, 1997 and 1996.

          2. The results of operations for the three and nine months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year ended September 30, 1997.

          3. The historical condensed unaudited consolidated financial statements presented herein have been restated to reflect the combination (treated as a pooling of interests) with PEPCO on September 27, 1996.

          4. In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, "Accounting for Stock-Based Compensation," which became effective for the Company beginning October 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Since the Company has decided to continue to apply Accounting Principles Board Opinion No. 25,
               "Accounting for Stock Issued to Employees" (as permitted by SFAS No. 123), the appropriate required disclosure of the effects of SFAS No. 123 will be disclosed in the notes to the consolidated financial statements in the Form 10-K for the fiscal year ending September 30, 1997.

          5. In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share". This standard establishes standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 simplifies the approach for computing earnings per share previously found in Accounting Principles Board ("APB") Opinion No. 15. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures.

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

               SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods with earlier application not permitted. The computation of basic EPS under SFAS No. 128 would have resulted in net income per common share of $.275 and $.779, respectively, for the quarter and nine months ended June 30, 1997. Diluted EPS computed under FASB No. 128 would have resulted in net income per common share of $.268 and $.753, respectively, for the quarter and nine months ended June 30, 1997.

          6. On February 28, 1997, Ballard, acting through its wholly-owned subsidiary, BPC, exercised its option to purchase the assets of NNC, at a total purchase price of $4,245,422. Immediately after the purchase, on March 20, 1997, BPC sold certain of the assets it acquired from NNC to an unrelated party for $961,459, which approximated the purchased price of those assets. The remaining assets and technology acquired from NNC are being marketed for sale by BPC.

               During the quarter ended June 30, 1997, management determined that the remaining carrying value in its investment in NNC was not entirely recoverable based upon expected future cash flows from the sale of the remaining assets and technology acquired from NNC. Therefore, an impairment loss of approximately $4,700,000 has been recognized during the quarter ended June 30, 1997 and included in "Other Income - Net".

          7. On April 29, 1997, the Company sold approximately 61 acres of BREH's real estate (located south of the Company's Draper plant) for approximately $3,266,000 cash and a $3,974,000 note. The note provides, among other things, for interest at 8.0%, for payment of all accrued interest in one year and for payment in full of all accrued interest and the entire principal balance in two years. The note is secured by a first trust deed against approximately 42 acres of the property sold and certain related water shares.

               BREH purchased this property in 1992 at a purchase price of approximately $920,000. The recognized gain from the sale of the land of approximately $6,320,000 has been included in "Other Income - Net".

          8. During June and July, 1997, the Company completed the move of the manufacturing operations of MIC, PEPCO, and PMP. The operations of MIC have been consolidated into the Company's Pocatello plant. The PEPCO and PMP operations have been moved to the Draper, Utah facility. Aggregate unaccrued costs incurred during the quarter ended June 30, 1997 associated with these moves approximated $492,000 and have been included in "Other Income - Net".

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               The Company's 1996 Annual Report to Shareholders contains management's discussion and analysis of the financial condition at, and results of operations for, the year ended September 30, 1996. The following discussion and analysis describes material changes in the Company's financial condition and position from September 30, 1996. Trends of a material nature are discussed to the extent known and considered relevant. The analysis of results of operations compares the three and nine months ended June 30, 1997, respectively, with the corresponding periods of 1996. This analysis should be considered in conjunction with the condensed unaudited consolidated balance sheets, condensed unaudited consolidated statements of operations, and condensed unaudited consolidated statements of cash flows.

          RESULTS OF OPERATIONS

               OVERVIEW  -  The  Company's  net sales  for  the  third
          quarter and first nine months of fiscal year 1997 continued at a record pace, with third quarter 1997 sales of $32,218,086 compared with $26,845,811 in 1996 and year-to-
          date 1997 sales of  $91,492,483 compared with $76,323,948 in
          1996. The consistent growth in net sales from period to period reflects the Company's ability to maintain and expand its market shares through strategic alliances with distributors and large hospital buying groups, enhancements within its existing product lines, acquisitions, and emphasis on international sales.

               The Company's after-tax earnings for the third quarter and first nine months of fiscal year 1997 also continued their record growth, with third quarter 1997 earnings of $7,851,476 compared with $6,676,160 in 1996 and year-to-date 1997 earnings of $22,252,499 compared with $18,838,445 in
          1996. Earnings reflect the Company's record sales of high margin products, as well as its focused efforts directed at controlling costs through advanced manufacturing processes, efficient integration of acquired entities, and overhead cost restraints. As a percentage of net sales, the Company's profits have approximated 24.3% for each of the periods presented in fiscal year 1997.

               SALES - Net sales for the three months ended June 30, 1997 increased 20.0% to $32,218,086, compared with $26,845,811 for the corresponding period of fiscal year 1996. Net sales for the nine months ended June 30, 1997 increased 19.9% to $91,492,483, compared with $76,323,948 for the corresponding period of fiscal year 1996.

               The growth in net sales is principally due to continued market penetration of the Company's MIC enteral feeding catheters and disposable endoscopic devices, international growth of all product lines, and substantial contributions from newly acquired product lines such as Cardiotronics, PEPCO and PMP. Net sales of the MIC product lines for the three and nine months ended June 30, 1997 increased 31.4% and 34.7%, respectively, over the corresponding periods of fiscal year 1996. Net international sales for the three and nine months ended June 30, 1997 increased 22.9% and 45.2%, respectively, over the corresponding periods of fiscal year 1996. Since its acquisition on December 10, 1996, Cardiotronics has contributed $5,214,412 in net sales.

               No price increases occurred during the three or nine months covered by this report; therefore, substantially all of the increase in net sales is attributable primarily to an increased volume of products sold. The Company entered into several exclusive long-term contracts with large hospital buying groups during the nine months covered by this report. These contracts are expected to result in lower pricing on the Trach Care product line but also in volume gains on sales of higher margin products.

               Substantially all sales of the Company and related receipts were in U.S. dollars. Export sales to unaffiliated customers from the Company's domestic operations did not exceed 10% of the Company's domestic consolidated net sales.

               COST OF PRODUCTS SOLD - Cost of products sold for the three months ended June 30, 1997 was $11,508,282, compared to $9,236,663 for the corresponding three months in fiscal year 1996. Cost of products sold for the nine months ended June 30, 1997 was $32,596,607, compared to $26,160,464 for the corresponding nine months in fiscal year 1996. As a percentage of net sales, cost of products sold for the three and nine months ended June 30, 1997 was 35.7% and 35.6%, respectively, compared with 34.4% and 34.3%, respectively, for the three and nine months ended June 30, 1996.

               The increased cost of products sold as a percentage of net sales continues to reflect pricing pressures throughout the health care sector, the addition through acquisition of less efficient manufacturing facilities and lower margin products, initial start-up costs associated with the
          Company's new manufacturing facility in Idaho, and the winding down of manufacturing operations in California, Ohio and Canada in anticipation of the move of their operations to the Company's facilities in Utah and Idaho. The Company continues to refine and automate its manufacturing processes, as well as expand its injection molding and tubing extrusion capacity.

               OPERATING  EXPENSES -  Operating  expenses  consist  of
          selling, general, and administrative expenses, research and development expenses, and royalty expenses. Total operating expenses for the three and nine months ended June 30, 1997 were $10,746,111 and $28,535,770, respectively, which represents increases of 30.2% and 16.7%, respectively, over the corresponding periods in fiscal year 1996. As a percentage of net sales, operating expenses for the three and nine months ended June 30, 1997 totaled 33.4% and 31.2%, respectively, compared with 30.8% and 32.1%, respectively, for the corresponding periods in fiscal year 1996.

               The overall increase in total operating expenses is due primarily to selling, general, and administrative expenses which increased from $7,158,920 and $21,200,343, respectively, in the three and nine months ended June 30, 1996 to $9,646,477 and $25,247,350, respectively, in the three and nine months ended June 30, 1997. These increased costs are attributable primarily to increased wages, commissions, and other selling related costs associated with the increased levels of sales, as well as additional amortization expense associated with the cost of acquisitions. As a percentage of net sales, selling, general, and administrative expenses totaled 29.9% and 27.6%, respectively, for the three and nine months ended June 30, 1997, compared with 26.7% and 27.8%, respectively, for the corresponding periods in fiscal year 1996.

               Research and development expenses and royalty expenses, as a percentage of net sales, remained relatively consistent between the periods presented.

               OTHER INCOME - Other income generally consists of interest income from investments and royalty income from the licensing of the TRACH CARE closed suction system. For the three and nine months ended June 30, 1997, other income totaled $2,223,783 and $4,511,393, respectively, compared to $1,289,647 and $3,918,809, respectively, for the corresponding periods in fiscal year 1996. During the three months ended June 30, 1997, the Company recognized an approximate $6,320,000 gain from the sale of land, decreased the carrying value of its investment in NNC by recognizing a $4,700,000 impairment loss, and incurred additional unaccrued plant relocation costs of approximately $492,000 associated with the move of the manufacturing operations of MIC, PEPCO, and PMP. See additional explanations in the "Notes to Condensed Unaudited Consolidated Financial Statements."

               NET INCOME - Net income after taxes for the three and nine months ended June 30, 1997 increased 17.6% and 18.1%, respectively, to $7,851,476 and $22,252,499, compared to $6,676,160 and $18,838,445, respectively, for the corresponding periods in fiscal year 1996. The increase in net income reflects the growth in net sales, including strong contributions and market-share gains from the MIC product lines domestically and all international lines, and also reflects the Company's successful efforts in controlling overall operating costs.

          LIQUIDITY AND CAPITAL RESOURCES

               For the nine months ended June 30, 1997 the Company's operating activities provided $19,453,386 in cash and cash equivalents, consistent with the $19,071,544 in cash and cash equivalents provided during the corresponding period of fiscal year 1996. At June 30, 1997, working capital totaled $77,249,950 and the Company's current ratio was 13.9 to 1.0. In addition, the Company had $37,712,054 in cash, cash equivalents, and investments available-for-sale at June 30, 1997.

               Significant uses of cash during the nine months ended June 30, 1997 included approximately $11,769,000 for the purchase of Cardiotronics, $8,210,000 to repay Cardiotronics' outstanding loans, $11,313,000 in additions to property and equipment, $7,360,000 in investment in and advances to subsidiaries, and payment of $2,827,000 in cash dividends.

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

               No significant commitments for the purchase of inventory or property or equipment existed as of June 30, 1997 except commitments for ongoing construction projects. The Company is continuing its construction of a new 100,000 square-foot warehouse and distribution facility to the west of Ballard's existing Draper, Utah plant, at a total cost of approximately $4 million. Construction should be completed by the end of the current fiscal year.

               Land owned by the Company (approximately 6.5 acres) in Fremont, California is under contract for sale.

          RISK FACTORS

               The Company is an FDA regulated business operating in the rapidly changing health care industry. From time to time the Company may report, through its press releases and/or SEC filings, certain matters that could be characterized as forward-looking statements subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties may include, among other things, the following items. Certain of these risks and uncertainties are beyond management's control.

               COMPETITION. The medical device industry is characterized by rapidly evolving technology and increased competition. There are a number of companies that currently offer, or are in the process of developing, products that compete with products offered by the Company. Some of these competitors have substantially greater capital resources, research and development staffs and experience in the medical device industry. These competitors may succeed in developing technologies and products that are more effective than those currently used or produced by the Company or that would render some products offered by the Company obsolete or noncompetitive. Competition based on price is becoming an increasingly important factor in customer purchasing patterns as a result of cost containment pressures on, and consolidation in, the health care industry. Such competition has exerted, and is likely to continue to exert, downward pressure on the prices the Company is able to charge for its products. The Company may not be able to offset such downward price pressure through corresponding cost reductions. Price reductions could have an adverse impact on the business, results of operations or financial condition of the Company.

               INTELLECTUAL PROPERTY  RIGHTS.  From time  to time, the
          Company has received, and in the future may receive, notices of claims with respect to possible infringement of the intellectual property rights of others or notices of challenges to the Company's intellectual property rights. In some instances such notices have given rise to, or may in the future give rise to, litigation. Any litigation involving the intellectual property rights of the Company may be resolved by means of a negotiated settlement or by contesting the claim through the judicial process. There can be no assurance that the business, results of operations or the financial condition of the Company will not suffer an adverse impact as a result of intellectual property claims that may be commenced against the Company in the future. The Company owns certain patents and proprietary information acquired while developing its products or through acquisitions, and the Company is the licensee of certain other technology. As patents expire, more competing products may be released into the marketplace by other companies. The ability of the Company to continue to compete effectively with other medical device companies may be materially dependent upon the protection afforded by its patents and the confidentiality of certain proprietary information. There can be no assurance that patents will be issued for products and product improvements recently released into the marketplace or for products presently being developed.

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

               HEALTH CARE  REFORM/PRICING PRESSURE.  The  health care
          industry in the United States continues to experience change. Health care reform proposals have been formulated by members of Congress. In addition, state legislatures periodically consider various health care reform proposals. Federal, state and local government representatives will, in all likelihood, continue to review and assess alternative health care delivery systems and payment methodologies, and ongoing public debate of these issues can be expected. Cost containment initiatives, market pressures and proposed changes in applicable laws and regulations may have a dramatic effect on pricing or potential demand for medical devices, the relative costs associated with doing business and the amount of reimbursement by both government and third-party payors. In particular, the industry is experiencing market-driven reforms from forces within the industry that are exerting pressure on health care companies to reduce health care costs. These market-driven reforms are resulting in industry-wide consolidation that is expected to increase the downward pressure on product margins, as larger buyer and supplier groups exert pricing pressure on providers of medical devices and other health care products. Both short-term and long-term cost containment pressures, as well as the possibility of regulatory reform, may have an adverse impact on the Company's results of operations and financial condition.
          The Company's products consist primarily of disposable medical devices. Cost containment pressures on hospitals are leading some facilities to use certain disposable devices longer than they have been used in the past, even longer than permitted by product labelling. This phenomenon could result in a reduction in Company sales, because extended use and device reuse mean fewer unit purchases.

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

               PRODUCT LIABILITY EXPOSURE. Because its products are intended to be used in health care settings on patients who are physiologically unstable and may also be seriously or critically ill, the Company is exposed to potential product liability claims. From time to time, patients using the Company's products have suffered serious injury or death, which has led to product liability claims against the Company. Some product liability claims have been inherited by the Company through business acquisitions. The Company does not believe that any of these claims, individually or in the aggregate, will have a material adverse impact on its business, results of operations or financial condition. However, see Item 1. "Legal Proceedings." Furthermore, the Company may, in the future, be subject to product liability claims that could have such an adverse impact.

               The Company maintains product liability coverage in amounts that it deems sufficient for its business. However, there can be no assurance that such coverage will ultimately prove to be adequate, or that such coverage will continue to remain available on acceptable terms or any terms at all.

               ACQUISITIONS. In order to continue increasing sales volume and profits, the Company relies heavily on a program of acquiring business and new product lines from other companies. There is always a significant risk that a given acquisition by the Company will prove to be unsuccessful or end up not contributing sufficiently to sales and profit growth of the Company. There is also a risk that undiscovered or contingent liabilities of an acquired company could negatively impact the Company's financial position or even the acquisition transaction itself. The integration of any businesses that the Company might acquire could require substantial management resources. The moving of acquired product lines can also result in interruptions in production and backorders. There can be no assurance that any such integration will be accomplished without having a short or potentially long-term adverse impact on the business, results of operations or financial condition of the Company or that the benefits expected from any such integration will be fully realized.

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

               The Company's ability to continue to sell products into Europe is dependent to a large extent on its ability to maintain the important ISO 9001/EN 4601 certification and the CE marking of conformity. If the Company were to lose such certifications, such loss would have a material, adverse impact on international sales and profits.

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

               The parties continue to make preparations for the trial of this case which is scheduled in November, 1997.

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

               Mr. Heath has appealed the court's dismissal to the United States Court of Appeals for the 7th Circuit. This appeal is still pending.

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

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               Since the Company's January, 1997 Annual Meeting of Shareholders, no matters have been submitted to a vote of the shareholders.

          ITEM 5.  OTHER INFORMATION

          In June and July, 1997, the Company completed the move of the manufacturing operations of MIC, PEPCO, and PMP. The operations of MIC have been consolidated into the Company's Pocatello plant. The PEPCO and PMP operations have been moved to the Draper, Utah facility.

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

                                        BALLARD MEDICAL PRODUCTS
                                        (Registrant)

          Date:  8/14/97                Dale H. Ballard, President and
                                        Principal Executive Officer

          Date:  8/14/97                Kenneth R. Sorenson,
                                        Treasurer and
                                        Principal Financial Officer

                                INDEX TO EXHIBITS

            EXHIBIT
             NUMBER       DESCRIPTION OF EXHIBIT                  PAGE NO.

                 27      Financial Data Schedule