Form 10-K
period 1997-09-30
BALLARD MEDICAL PRODUCTS
filed 1997-12-15
CIK 723534

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                            for the fiscal year ended
                               September 30, 1997

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

          The aggregate market value of the voting stock held by nonaffiliates of the registrant as of 12/11/97:

                                  $636,534,779

          The number of shares outstanding of the registrant's class of common stock, as of 12/11/97:

                                   29,030,983

                       DOCUMENTS INCORPORATED BY REFERENCE

          The  following  documents   are  incorporated  by  reference
          herein:

                1. Annual Report to Shareholders for fiscal year ended September 30, 1997: Incorporated into Parts I and II hereof.

                2.  Proxy Statement for Annual Meeting of Shareholders
                    to be  held January  26, 1998:   Incorporated into
                    Part III hereof.


                            BALLARD MEDICAL PRODUCTS

                     Cross Reference Sheet Showing Location
                      in Annual Report or Proxy Statement
               of Information Required by Certain Form 10-K Items


                                                               LOCATION IN
           FORM 10-K ITEMS                                     REFERENCE
                                                               MATERIALS


           Part I

                Item 1.      Business                          Annual Report,
                                                               pp. 1-8

                Item 2.      Properties                        Annual Report,
                                                               pp. 1,2

           Part II.

                Item 5.      Market for Registrant's Common    Annual Report p.
                             Equity and Related Stockholder    8
                             Matters

                Item 6.      Selected Consolidated Financial   Annual Report,
                             Data                              pp. 7-8

                Item 7.      Management's Discussion and
                             Analysis of Financial Condition   Annual Report,
                             and Results of Operations         pp. 26-33

                Item 8.      Consolidated Financial
                             Statements and Supplementary      Annual Report,
                             Data                              pp. 10-25

           Part III

                Item 10.     Directors and Executive
                             Officers of the Registrant        Proxy Statement,
                                                               pp. 3,4, 16-19

                Item 11.     Executive Compensation            Proxy Statement,
                                                               pp. 5-11

                Item 12.     Security Ownership of Certain
                             Beneficial Owners and             Proxy Statement,
                             Management                        pp. 3-4


                                   DEFINITIONS

          As used herein, the following terms have the meanings indicated:

                1. "Annual Report" refers to the Company's Annual Report for the fiscal year ended September 30, 1997, which was EDGAR-filed with the Commission on or about December 12, 1997 and which was mailed to shareholders on or about December 12, 1997.

                2.  "Ballard" refers to Ballard Medical Products.

                3. "BI" refers to Ballard International, Inc., a wholly-owned subsidiary of Ballard.

                4. "BREH" refers to Ballard Real Estate Holdings, Inc., a wholly-owned subsidiary of Ballard.

                5. "Cardiotronics" refers to Cardiotronics Systems, Inc., a wholly-owned subsidiary of Ballard.

                6.  The  "Company"  and  the  "Registrant"   refer  to
                    Ballard and its subsidiaries.

                7. "MIC" refers to Medical Innovations Corporation, a wholly-owned subsidiary of Ballard.

                8. "MIST ASSIST" refers to Mist Assist, Inc., a wholly-owned subsidiary of Ballard.

                9. "PEPCO" refers to the Plastic Engineered Products Company, a wholly-owned subsidiary of Ballard.

               10. "PMP" refers to Ballard Medical Products (Canada) Inc. dba Preferred Medical Products, a wholly-owned subsidiary of Ballard.

               11. The "Proxy Statement" refers to the Company's Proxy Statement which was EDGAR-filed with the Commission on or about December 12, 1997 and which was mailed to shareholders on or about December 12, 1997, for the Annual Shareholder Meeting to be held January 26, 1998.

               12. "R2" refers to R2 Medical Systems, Inc., a wholly-owned subsidiary of Cardiotronics.


                                     PART I

          ITEM 1.  BUSINESS

               The information  required by this  item is incorporated
          herein by reference  from the Company's  Annual Report.   In
          addition, the following information is provided:

               BUSINESS DEVELOPMENTS

               The United States continues to be the principal market for the Company's products. The Company's 145-person sales force is complemented by a distribution system comprised of specialty and general line dealers.

               Sales by the Company are generated in many areas within the hospital, such as intensive care units, emergency services, anesthesiology departments, oncology departments, pain clinics, gastrointestinal and radiology procedure rooms, burn units, respiratory therapy, bone marrow transplant units, general nursing floors, and post-anesthesia care units, as well as the main hospital operating room and outpatient/satellite surgical centers. A second important market for certain of the Company's products is the alternate care market. Alternate care site sales continue to improve as patients are moved into these locations at an increasing rate.

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

               The Company purchases significant amounts of paper products, along with a number of different chemicals used in the manufacture of other hand wash solutions sold as part of the Company's FOAM CARE product line. There are many different suppliers of such chemicals and paper products. Occasionally, paper product companies are in short supply, but the Company has adjusted lead times and made other adjustments so that this has not presented a serious problem.

               The Company used to purchase substantial amounts of tubing from outside sources. Now the Company extrudes most of its own tubing.

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

               There are many potential sources of balloon materials used by the Company in the MIC enteral feeding product line, although the Company currently purchases substantially all of such balloons from one source.

               There  are  multiple vendors  of  needles and  syringes
          needed for PMP products, and foam needed for PEPCO products. The Company has encountered supply problems regarding needles, which are purchased from various vendors, including some international suppliers. Long lead times (up to 18 weeks sometimes) are required for the ordering of certain needles.

               PATENTS

               The Company owns numerous patents with respect to its products and feels that these patents are extremely important to the Company's ability to compete effectively in the market place.

               1.  TRACH CARE

               The Company owns 24 U.S. patents with respect to its TRACH CARE family of products. The expiration dates on these patents range from February, 2003 to January, 2014. The Company also has several U.S. and foreign patents pending covering various TRACH CARE improvements.

               2.  MIC

               The MIC family of products (including products added from the April, 1996 acquisition of the assets of Endovations, Inc.) are protected by 31 U.S. patents owned by the Company, along with various foreign patents. The U.S. patents expire between January, 1999 and November, 2014. The Company also has other U.S. and foreign patents pending on MIC products, and is a licensee of certain patented technology under license agreements.

               3.  FOAM CARE

               The Company's FOAM CARE products are protected by 11 U.S. patents either owned or licensed by the Company, along with a number of foreign patents. The Company's U.S. patents expire between July 2002 and August, 2011. The Company also has other U.S. and foreign patents pending, covering its FOAM CARE technology.

               4.  EASI-LAV

               The Company owns 6 U.S. patents with respect to its EASI-LAV products, with expiration dates ranging from June, 2006 to July, 2014. There are also other pending U.S. and foreign patents.

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

               REGISTRATION   REGISTRATION        REGISTERED
               NUMBER         DATE                TRADEMARK

               1,987,599      July 16, 1996       TRACH CARE MAC
               1,970,481      April 23, 1996      MIST ASSIST
               1,840,243      June 21, 1994       FOAM CARE
               1,837,691      May 31, 1994        FLASH FOAM
               1,818,717      February 1, 1994    CHAR-FLO
               1,797,703      October 12, 1993    CODE BLUE EASI-LAV
               1,793,553      September 21, 1993  BAL-CATH
               1,757,543      March 9, 1993       DENTASWAB POLY-PLUS
               1,753,765      February 23, 1993   BALLARD UNIT DOSE
               1,690,024      June 2, 1992        ENDO-GUARD
               1,662,948      October 29, 1991    PEPCO
               1,655,483      September 3, 1991   EASI-LAV
               1,639,354      March 26, 1991      JAW-BLOCKER
               1,608,110      July 31, 1990       TRACH CARE WET PAK
               1,569,479      December 5, 1989    SAFETY DRAIN
               1,509,875      October 25, 1988    DENTASWAB
               1,500,402      August 16, 1988     READY CARE
               1,491,006      June 7, 1988        SAFETY SHIELD KIT
               1,403,724      August 5, 1986      ENDOCAINE
               1,358,802      September 10, 1985  FOAM CARE
               1,358,803      September 10, 1985  FOAM CARE (stylized)
               1,338,744      June 4, 1985        BALLARD MEDICAL PRODUCTS
               1,330,753      April 16, 1985      ENDO-GUARD with design
               1,328,358      April 2, 1985       TRACH CARE
               1,328,357      April 2, 1985       DOUBLE SCRUB
               1,325,596      March 19, 1985      FOAM CARE DOUBLE SCRUB
               1,286,773      July 24, 1984       XYLO-TOL
               1,277,803      May 15, 1984        LAC-TOL
               1,274,743      April 24, 1984      QUIK-PREP
               1,225,871      February 1, 1983    R2

               2.  MIC TRADEMARKS

               MIC has registered the following trademarks with the United States Patent and Trademark Office, in addition to others pending:

               REGISTRATION   REGISTRATION        REGISTERED
               NUMBER         DATE                TRADEMARK

               2,036,645      February 11, 1997   BASICS
               2,004,268      October 1, 1996     LARIAT
               1,912,396      August 15, 1995     THERMAL OPTION
               1,897,441      June 6, 1995        WE MAKE LIFE A LITTLE EASIER
               1,853,026      September 6, 1994   CAN-OPT
               1,746,978      January 19, 1993    SHUR-FORM
               1,713,379      September 8, 1992   MIC-KEY
               1,607,979      July 31, 1990       ENDOVATIONS
               1,548,136      July 18, 1989       MEDICAL INNOVATIONS
                                                  CORPORATION (with Snakes)
               1,512,575      November 15, 1988   SECUR-LOK
               1,414,121      October 21, 1986    MIC (with Snakes)

               The   Company   also   maintains    foreign   trademark
          registrations in various foreign countries and has other trademark registrations pending.

               MANUFACTURING BACKLOG

               Generally, all sales of product by the Company include terms requiring payment within thirty days. Product is typically not allowed to be returned unless defective or shipped in error. As of November 17, 1997, the Company had back orders (believed to be firm) of approximately $219,279, in contrast to approximately $159,155 in back orders at the same time in 1996. Back orders are generally filled within ten days. Most of these back orders are custom kits.

               COMPETITION

               Each of the Company's products competes in major markets within the health care industry. Many of the Company's competitors are larger and more established in the market place than the Company, and many competitors have larger research staffs, facilities, and marketing forces. However, the aggressive marketing and unique qualities of the Company's product lines continue to be well received and are helping the Company maintain, and in some cases, increase its portion of the market. The Company's market share and competition vary from product to product. The Company estimates there are approximately ten to fifteen competing companies for its FOAM CARE products, three or four competitors for its TRACH CARE products, and four or five competitors for its Cardiotronics product line. Depending upon the specific product line, there are anywhere from no competitors to three or four competitors for MIC products. Each year, there are an increasing number of competitors for each of these product lines.

               EMPLOYEES

               The Company currently has 1,145 full-time employees, 782 of whom are hourly production employees. The total U.S. and foreign sales force now numbers 145, split into a TRACH CARE/CARDIO/R2 sales force with 44 representatives, MIC/ENDOVATIONS/COX sales force with 48 representative, and a PMP/FOAM CARE sales force with 26 representatives. In addition, there are 14 full-time division and national sales managers, 3 sales trainers, and 10 international sales representatives and 1 director of international sales.

               MANUFACTURING AND WORKING CAPITAL

               All of Ballard's products are assembled, and many component parts are manufactured, at the Company's premises, located in Draper, Utah and Pocatello, Idaho, where Ballard has complete facilities for the design and construction of the Company's own tooling, prototype molds, and production molds. Cardiotronics' products are manufactured at a plant in Carlsbad, California. However, this operation is being moved to Pocatello within the next couple of months. The Company uses plastic injection molding and assembly techniques in the manufacture of many of its products.

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

                                        9/30/97      9/30/96     9/30/95

           Company-sponsored
           in-house research and
           development expenses      $2,735,298   $2,903,805  $2,177,117

          ITEM 2.  PROPERTIES

               Information  required  by  this  item  is  incorporated
          herein by  reference from the  Company's Annual Report.   In
          addition, the following information is provided:

               The Company owns a 378,000 square-foot plant on approximately twenty acres of land in Draper, Salt Lake County, Utah. This facility includes a separate finished goods warehouse (102,000 square feet) which was completed in August, 1997 at a construction cost of approximately $3,367,000.

               The  Company  also  owns   a  manufacturing  plant   in
          Pocatello, Idaho (208,000 square feet), of which approximately 104,000 square feet were added on and completed in April, 1997 at a cost of approximately $5 million.

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

               On August 29, 1997 the Company sold the 6.5 acres it acquired in 1996 in Fremont, California at a purchase price of $2,326,000.

               MIC closed its Milpitas, California facility and terminated the building lease effective July 31, 1997, with terms which included a $44,000 early cancellation fee. MIC's manufacturing operations are now located at our Pocatello, Idaho plant.

               We estimate, given the current product mix being manufactured in Pocatello, the existing plant has a current single-shift volume of approximately $13 millon. After the MIC operations are relocated to Pocatello, we estimate that the plant will then have a capacity of approximately $30 million to $40 millon.

               In August, 1996, the Company acquired, indirectly through a Canadian subsidiary, a small building (on 2 acres of land) in Thorold, Canada, at a total cost of U.S. $886,069. This real estate purchase was made in conjunction with the acquisition of PMP. We are currently seeking a tenant for this facility.

          ITEM 3.  LEGAL PROCEEDINGS

               R2 MEDICAL SYSTEMS, INC. AND CARDIOTRONICS SYSTEMS, INC. v. KATECHO, INC., CARDIOVASCULAR GROUP OF OREGON, INC., AND PADECO, INC.

               R2 and Cardiotronics were plaintiffs in a patent infringement lawsuit against Katecho, Inc., Cardiovascular Group of Oregon, Inc. and Padeco, Inc. filed in the United States District Court for the Northern District of Illinois Eastern Division as Case No. 94C3131. A jury trial was held during the week of November 3, 1997. On November 10, 1997, the jury returned a verdict finding that the Katecho device does not infringe the patents of R2 and Cardiotronics. On or about December 3, 1997, R2 filed a motion for a new trial which claims that the jury verdict was contrary to the evidence and that the court allowed evidence to be admitted which, R2 believes, improperly influenced the jury. In the alternative, the motion asks the court to enter a judgment finding infringement.

               J. MICHAEL KRAMER V. R2 MEDICAL SYSTEMS, ET AL.

               R2 is a co-defendant in this ongoing product liability case filed in the Supreme Court of the State of New York, County of Suffolk, as Case No. 01787/94. This case is still in the discovery phase, and settlement discussions are being pursued.

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

               OTHER LITIGATION

               The Company is also a party to ordinary routine litigation (including other product liability litigation) incidental to the Company's business.

          ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY
                    HOLDERS

               During the fourth quarter of the fiscal year ended September 30, 1997, no matters were submitted to a vote of shareholders.


                           FORWARD-LOOKING STATEMENTS

               From time to time the Company may report, through its press releases, its Annual Report, and SEC filings, certain matters that could be characterized as forward-looking statements subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties may include, among other things, economic, competitive, governmental, technological, and other factors discussed in the Company's filings with the SEC on Forms 10-K, 10-Q, and 8-K. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.


                                  RISK FACTORS

               Forward-looking statements are, of course, subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties may include, among other things, the following items, certain of which are beyond management's control.

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

               YEAR 2000 ISSUES. The approaching Year 2000 could result in challenges related to computer software, accounting records, and relationships with suppliers and customers. Management of the Company is studying Year 2000 issues, seeking to avoid such problems, but there can be no assurance that such problems will not be encountered.


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

          NAME AND AGE                  BACKGROUND

          Dale H. Ballard (75)          President,   Chief   Executive
                                        Officer, Chairman of the Board
                                        (1)

          Harold R. ("Butch")           Executive Vice President,
          Wolcott (51)                  General Manager (2)

          E. Martin Chamberlain (57)    Director,  Vice  President  of
                                        Regulatory  Affairs, Secretary
                                        (3)

          Daniel Burman (41)            Vice President of Sales (4)

          Bradford D. Bell (48)         Vice President of Marketing
                                        and International Sales (5)

          Kenneth R. Sorenson (54)      Treasurer     and    Principal
                                        Financial Officer (6)

          Paul W. Hess (43)             Director, General Counsel (7)

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

          (3)  See Proxy Statement, p. 17.

          (4) Mr. Burman was appointed Vice President of Sales on May 7, 1997. He served as Ballard's National Sales Manager from 1994 to 1997. From 1990 through 1993, he served as one of Ballard's Division Managers. He joined Ballard as a sales representative in 1986 in New York.

          (5) Mr. Bell was appointed Vice President of Sales and Marketing on August 1, 1994. He served as Director of Marketing for Ballard since October, 1991. Prior to coming to work for Ballard, Mr. Bell worked for Bard Access Systems (formerly named Davol/Cath Tech, Inc.), where he served as Director of Marketing from the fall of 1988 until October, 1991.

          (6) Mr. Sorenson joined the Company in July, 1985. He has worked in the Company's Finance Department since joining the Company. He became Treasurer of the Company in August, 1985. Mr. Sorenson is a graduate of Brigham Young University in Accounting.

          (7)  See Proxy Statement, p. 18.

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

          ITEM 14.  EXHIBITS,   CONSOLIDATED   FINANCIAL   STATEMENTS,
                    CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

               (a) DOCUMENTS FILED AS PART OF REPORT

                    1.   CONSOLIDATED FINANCIAL
                         STATEMENTS

               The  following  are  included  in  the  Annual   Report
          incorporated by reference into Parts I and II of this report:

                    Independent Auditor's Report,  dated November  13,
                    1997;

                    Consolidated  Balance Sheets  as of  September 30,
                    1997 and 1996;

                    Consolidated Statements of Operations for the Years Ended September 30, 1997, 1996, and 1995;

                    Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 1997, 1996, and 1995;

                    Consolidated Statements of Cash Flows for the Years Ended September 30, 1997, 1996 and 1995;

                    Notes to Consolidated Financial Statements.

                    2.   CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

               The following are included in this report:

                    Independent  Auditors'  Report dated  November 13,
                    1997;

                    Supplemental Schedule II - Valuation Accounts for the Three Years Ended September 30, 1997;

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

                    3.   EXHIBITS

               See   "Ballard  Medical  Products  Index  to  Exhibits"
          attached to this report.

               (b)  REPORTS ON FORM 8-K

               No reports on Form 8-K were filed during the quarter ended September 30, 1997.

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

          Date:  December 15, 1997      BALLARD MEDICAL PRODUCTS

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

          Date:  December 15, 1997      By:  Dale H. Ballard
                                             Director

          Date:  December 15, 1997      By:  E. Martin Chamberlain
                                             Director

          Date:  December 15, 1997      By:  Dale H. Ballard, Jr.
                                             Director

          Date:  December 15, 1997      By:  Paul W. Hess
                                             Director

          Date:  December 15, 1997      By:  Kenneth R. Sorenson
                                             Treasurer (Principal
                                             Financial Officer)

          INDEPENDENT AUDITORS' REPORT

          To  the  Board  of  Directors
          and  Stockholders  of
          Ballard Medical Products:

               We  have audited the  consolidated financial statements
          of Ballard Medical Products and subsidiaries as of September 30, 1997 and 1996, and for each of the three years in the period ended September 30, 1997, and have issued our report thereon dated November 13, 1997; such consolidated financial statements and report are included in your 1997 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of Ballard Medical Products and subsidiaries, listed in Item 14. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

                                                 Deloitte & Touche LLP
                                                  Salt Lake City, Utah
                                                     November 13, 1997


          SUPPLEMENTAL SCHEDULE II
          BALLARD MEDICAL PRODUCTS
          VALUATION ACCOUNTS
          FOR THE THREE YEARS IN THE PERIOD
          ENDED SEPTEMBER 30, 1997

                             BALANCE AT    ADDITION               BALANCE AT
                              BEGINNING          TO   CHARGED TO      END OF
                                OF YEAR   ALLOWANCE        COSTS        YEAR


          ALLOWANCE FOR
          DOUBTFUL ACCOUNTS:

              1997             $182,000  $1,216,000   $(560,000)  $(838,000)

              1996             $125,000     $57,000         NONE    $182,000

              1995             $200,000        NONE    $(75,000)    $125,000

          ALLOWANCE FOR
          SALES RETURNS:

              1997             $805,000    $965,000   $(110,000)  $1,660,000

              1996             $500,000    $305,000         NONE    $805,000

              1995             $200,000    $300,000         NONE    $500,000

           ALLOWANCE FOR
           INVENTORY
           OBSOLESCENCE:

              1997             $652,917    $601,860   $(137,829)  $1,116,948

              1996             $130,453    $522,464         NONE    $652,917

              1995                 NONE    $130,453         NONE    $130,453

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
                       Incorporation

            3.4        Amended and Restated  Incorporated herein by
                       Bylaws, dated         reference to Exhibit 3.3 to
                       October 12, 1992      Form 10-K, filed December
                                             24, 1992.

            4.1        See Exhibits 3.1,
                       3.2, 3.3, 10.1,
                       10.2, 10.3, 10.4,
                       10.5, 10.6, 10.7,
                       10.8 and 10.9

            9          None

           10.1        Material Contract:    Incorporated herein by
                       1988 Incentive Stock  reference to the
                       Option Plan           Registration Statement on
                                             Form S-8, filed November
                                             18, 1988, Registration No.
                                             33-25628.

           10.2        Material Contract:    Incorporated herein by
                       1990 Incentive Stock  reference to the
                       Option Plan           Registration Statement on
                                             Form S-8, filed September
                                             17, 1990, Registration No.
                                             33-36851.

           10.3        Material Contract:    Incorporated herein by
                       1991 Incentive Stock  reference to Exhibit 4.2 to
                       Option Plan           Registration Statement on
                                             Form S-8, filed July 10,
                                             1991, Registration No. 33-
                                             41720.

           10.4        Material Contract:    Incorporated herein by
                       1992 Incentive Stock  reference to Exhibit 4.3 to
                       Option Plan           Registration Statement on
                                             Form S-8, filed with Post-
                                             Effective Amendment No. 1
                                             on April 9, 1993,
                                             Registration No. 33-56302.

           10.5        Material Contract:    Incorporated herein by
                       Amended and Restated reference to Exhibit 4.5 to 1993 Incentive Stock Registration Statement on
                       Option Plan           Form S-8, filed December
                                             20, 1993, Registration No.
                                             33-73194.

           10.6        Material Contract:    Incorporated herein by
                       1994 Incentive Stock  reference to Exhibit 10.8
                       Option Plan           to Form 10-K filed December
                                             15, 1994.

           10.7        Material Contract:    Incorporated herein by
                       1995 Incentive Stock  reference to Exhibit 10.9
                       Option Plan           to Form 10-K filed December
                                             8, 1995.

           10.8        Material Contract:    Incorporated herein by
                       1996 Incentive Stock  reference to Exhibit 10.10
                       Option Plan           to Form 10-K filed December
                                             9, 1996

           10.9        Material Contract:    p.
                       1997 Incentive Stock
                       Option Plan

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

           10.12       Material Contract:    Incorporated herein by
                       Stock Purchase        reference to Exhibit 99.1
                       Agreement (with       to Form 8-K, filed December
                       various "Sellers"     23, 1996.
                       named therein)

           10.13       Material Contract:    Incorporated herein by
                       Stock Purchase        reference to Exhibit 99.2
                       Agreement (with SO-   to Form 8-K, filed December
                       CAL PARTNERS, L.P.,   23, 1996.
                       as "Seller")

           10.14       Material Contract:    Incorporated herein by
                       Merger Agreement      reference to Exhibit 99.3
                                             to Form 8-K, filed December
                                             23, 1996.

           11          Computation of        p.
                       Income Per Common
                       Share and Common
                       Equivalent Share

           12          Not Applicable

           13          Ballard Medical       p.
                       Products 1997 Annual
                       Report for the year
                       ended September 30,
                       1997

           16          Not Applicable

           18          Not Applicable

           21          Subsidiaries of       p.
                       Ballard Medical
                       Products

           22          Not Applicable

           23          Not Applicable

           24          Not Applicable

           25          Not Applicable

           26          Not Applicable

           27          Financial Data        p.
                       Schedule

           28          Not Applicable