Form 10-K/A
period 1997-09-30
BALLARD MEDICAL PRODUCTS
filed 1997-12-22
CIK 723534

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

                     Cross Reference Sheet Showing Location
                      in Annual Report or Proxy Statement
               of Information Required by Certain Form 10-K Items


                                                               LOCATION IN
           FORM 10-K ITEMS                                     REFERENCE
                                                               MATERIALS
           Part I

                Item 1.      Business                          Annual Report,
                                                               pp. 1-8

                Item 2.      Properties                        Annual Report,
                                                               pp. 1, 2

           Part II.

                Item 5.      Market for Registrant's Common    Annual Report
                             Equity and Related Stockholder    p. 6
                             Matters

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

               We estimate that, once the Cardiotronics operations have been relocated to Pocatello, the annualized sales volume of products manufactured at that plant (on a single shift) will be approximately $65 million to $70 million, with approximately 10% to 15% of the facility still available to house future product lines.

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

          ITEM 8.   CONSOLIDATED     FINANCIAL     STATEMENTS      AND
                    SUPPLEMENTARY DATA

               The Company's consolidated balance sheets as of September 30, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1997 are incorporated herein by reference from the Company's Annual Report.


                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          Date:  December 22, 1997      BALLARD MEDICAL PRODUCTS

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

          Date:  December 22, 1997      By:  Dale H. Ballard
                                             Director

          Date:  December 22, 1997      By:  E. Martin Chamberlain
                                             Director

          Date:  December 22, 1997      By:  Dale H. Ballard, Jr.
                                             Director

          Date:  December 22, 1997      By:  Paul W. Hess
                                             Director

          Date:  December 22, 1997      By:  Kenneth R. Sorenson
                                             Treasurer (Principal
                                             Financial Officer)


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