Form 10-Q
period 1997-12-31
BALLARD MEDICAL PRODUCTS
filed 1998-02-13
CIK 723534

As filed with the Securities and Exchange Commission
                              on February 13, 1998

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                DECEMBER 31, 1997
                          (for quarterly period ended)

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

          APPLICABLE ONLY TO CORPORATE ISSUERS

          Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date:
                   29,104,966 - all common, February 11, 1998.


                    BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

                                 FORM 10-Q INDEX

                                                          Page


           PART I   FINANCIAL INFORMATION                    4

           Item 1.  Financial Statements                     4

                    Condensed Unaudited Consolidated
                    Balance Sheets as of December 31,
                    1997 and September 30, 1997              4

                    Condensed Unaudited Consolidated
                    Statements of Operations for the
                    three months ended December 31,
                    1997 and 1996                            7

                    Condensed Unaudited Consolidated
                    Statements of Cash Flows for the
                    three months ended December 31,
                    1997 and 1996                            8

                    Notes to Condensed Unaudited
                    Consolidated Financial Statements       10

           Item 2.  Management's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations               11

                    Risk Factors                            13

           PART II  OTHER INFORMATION                       16

           Item 1.  Legal Proceedings                       16

           Item 2.  Changes in Securities                   17

           Item 3.  Defaults Upon Senior Securities         17

           Item 4.  Submission of Matters to a Vote
                    of Security Holders                     17

           Item 5.  Other Information                       18

           Item 6.  Exhibits and Reports on Form 8-K        18

                    Signatures                              18

                    Index to Exhibits                       19


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


          PART I - FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

          BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

          CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

          ASSETS                              12/31/97       9/30/97

              CURRENT ASSETS:

                   Cash and cash
                   equivalents             $15,949,258   $21,143,908

                   Investments              36,586,932    26,628,312

                   Accounts receivable-
                   trade (net)              26,106,640    25,320,584

                   Royalties receivable        990,673       375,673

                   Other receivables         1,389,570       908,287

                   Inventories:

                      Raw materials         11,217,175    10,798,381

                      Work-in-progress       4,600,467     5,525,067

                      Finished goods         6,990,584     4,306,858

                   Deferred income
                   taxes                     3,351,178     2,233,042

                   Income tax refund
                   receivable                1,960,391     1,830,946

                   Prepaid expenses          1,123,501        50,639

                      Total current
                      assets               110,266,369    99,121,697

              PROPERTY AND EQUIPMENT:

                   Land                        873,865       873,865

                   Buildings                28,921,843    28,922,203

                   Molds                     4,891,734     4,891,734

                   Machinery and
                   equipment                11,046,702    10,969,531

                   Vehicles                    812,863       785,440

                   Furniture and
                   fixtures                  3,222,402     3,059,632

                   Leasehold
                   improvements                 30,183        30,183

                   Construction-in-
                   progress                  5,882,845     4,142,563

                      Total                 55,682,437    53,675,151

                   Less accumulated
                   depreciation             11,556,400    10,582,953

                      Property and
                      equipment - net       44,126,037    43,092,198

              INTANGIBLE ASSETS:

                   Cost in excess of
                   purchase price - net     27,989,463    28,557,783

                   Patents and other
                   intangibles - net         8,268,545     8,280,488

                      Total intangible
                      assets                36,258,008    36,838,271

              DEFERRED INCOME TAXES            814,780     2,139,902

              OTHER ASSETS                   5,313,444     5,256,599

              TOTAL                       $196,778,638  $186,448,667


           See Notes to Condensed Unaudited Consolidated Financial
           Statements.

           LIABILITIES AND
           STOCKHOLDERS' EQUITY               12/31/97      9/30/97

              CURRENT LIABILITIES:

                 Accounts payable          $2,809,136    $2,874,529

                 Accrued liabilities:

                    Employee
                    compensation            1,877,277     3,003,609

                    Income taxes payable    3,288,586

                    Royalties                 373,965       432,617

                    Other                   2,196,238       449,394

                       Total current
                       liabilities         10,545,202     6,760,149

              STOCKHOLDERS' EQUITY:

                       Common stock         2,900,232     2,899,500

                       Additional
                       paid-in capital     55,752,885    55,039,439

                       Unrealized losses
                       on investments        (186,881)     (223,783)

                       Retained earnings  127,767,200   121,973,362

                          Total
                          stockholders'
                          equity          186,233,436   179,688,518

              TOTAL                      $196,778,638  $186,448,667


          See Notes to Condensed Unaudited Consolidated Financial
          Statements.

          BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

          CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                             Three Months   Three Months
                                                    Ended          Ended
                                                 12/31/97       12/31/96

           NET SALES                          $34,152,424    $28,460,524

           COST OF PRODUCTS SOLD               12,391,327     10,232,965

           GROSS MARGIN                        21,761,097     18,227,559

           OPERATING EXPENSES:

              Selling, general,
              and administrative                8,635,001      7,314,699

              Research and development            653,544        655,047

              Royalties                           435,589        392,997

                 Total operating expenses       9,724,134      8,362,743

           OPERATING INCOME                    12,036,963      9,864,816

           OTHER INCOME - net                   1,245,396      1,197,855

           INCOME BEFORE INCOME
           TAX EXPENSE                         13,282,359     11,062,671

           INCOME TAX EXPENSE                   5,080,000      4,138,000

           NET INCOME                          $8,202,359     $6,924,671

           NET INCOME PER SHARE:

              Basic                                $0.283         $0.249

              Diluted                              $0.276         $0.240

           WEIGHTED AVERAGE NUMBER
           OF SHARES OUTSTANDING:

              Basic                            29,007,757     27,818,310

              Diluted                          29,745,630     28,908,827


          See Notes to Condensed Unaudited Consolidated Financial
          Statements.


          BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

          CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Three Months  Three Months
                                                     Ended         Ended
                                                  12/31/97      12/31/96

           CASH FLOWS FROM OPERATING
           ACTIVITIES                          $7,676,264    $9,891,177

           CASH FLOWS FROM INVESTING
           ACTIVITIES:

              Capital expenditures for
              property and equipment           (2,007,286)   (2,910,134)

              Payment for purchase
              of subsidiary,
              net of cash acquired                          (11,768,562)

              Investment in and advances
              to affiliates                        (2,720)   (2,691,435)

              Purchases of investments        (11,486,036)   (7,652,445)

              Purchases of intangible assets     (295,471)     (188,809)

              Proceeds from maturities of
              investments                       1,337,751    10,555,818

                 Net cash used in
                 investing activities         (12,453,762)  (14,655,567)

           CASH FLOWS FROM FINANCING
           ACTIVITIES:

              Proceeds from exercise
              of options                          543,510     1,359,870

              Cash dividends paid                            (1,395,459)

              Purchase of treasury stock         (960,662)

              Payment of debt of purchased
              subsidiary                                     (8,210,016)

                 Net cash used in financing
                 activities                      (417,152)   (8,245,605)

           NET DECREASE IN CASH AND CASH
           EQUIVALENTS                         (5,194,650)  (13,009,995)

           CASH AND CASH EQUIVALENTS,
           BEGINNING OF PERIOD                 21,143,908    14,164,103

           CASH AND CASH EQUIVALENTS,
           END OF PERIOD                      $15,949,258    $1,154,108

          See Notes to Condensed Unaudited Consolidated Financial
          Statements.


          BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

          CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

          SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                       Three Months      Three Months
                                              Ended             Ended
                                           12/31/97          12/31/96

           Cash paid during the
           period for taxes              $1,297,000            $5,000

          SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

          During the three months ended December 31, 1997 and 1996, the Company increased additional paid-in capital by $174,418, and $607,927, respectively, which represents the tax benefit attributable to the compensation received by employees from the exercise and disqualifying dispositions of incentive stock options.

          See Notes to Condensed Unaudited Consolidated Financial
          Statements.


          BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

          NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL
          STATEMENTS

          1. The condensed unaudited consolidated financial statements include the accounts of Ballard and all of its subsidiaries, after elimination of all significant intercompany transactions and accounts. In management's opinion, the accompanying condensed unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial condition of Ballard and its subsidiaries as of December 31, 1997 and September 30, 1997, the results of operations for the three months ended December 31, 1997 and 1996, and the cash flows for the three months ended December 31, 1997 and 1996.

          2. The results of operations for the three months ended December 31, 1997 are not necessarily indicative of the results to be expected for the full year ended
               September 30, 1998.

          3. On December 4, 1997, the Company declared a semi-annual cash dividend of $.05 per share, payable January 5, 1998 to shareholders of record as of December 16, 1997.

          4. Effective October 1, 1995, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation . SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. The Company has elected to continue to apply APB No. 25 (as permitted by SFAS No. 123). The appropriate required disclosure of the effects of SFAS No. 123 will be disclosed in the notes to the consolidated financial statements in the Form 10-K for the year ending September 30, 1998.

          5. In February, 1997, the FASB issued SFAS No. 128, "Earnings Per Share." This standard establishes standards for computing and presenting earnings per share (EPS). SFAS No. 128 simplifies the approach for computing earnings per share previously found in APB No. 15. It replaces the presentation of primary EPS with a presentation of basic EPS

               Under the new structure, basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

               SFAS No. 128 was adopted during its quarter ended
               December 31, 1997. All prior-period EPS data presented herein has been restated to conform with the provisions of SFAS No. 128.

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               The Company's 1997 Annual Report to Shareholders contains management's discussion and analysis of the financial condition at, and results of operations for, the year ended September 30, 1997. The following discussion and analysis describes material changes in the Company's financial condition and position from September 30, 1997. Trends of a material nature are discussed to the extent known and considered relevant. The analysis of results of operations compares the three months ended December 31, 1997 with the corresponding period of 1996. This analysis should be considered in conjunction with the condensed unaudited consolidated balance sheets, condensed unaudited consolidated statements of operations, and condensed unaudited consolidated statements of cash flows.

          RESULTS OF OPERATIONS

               SALES - Net sales for the three months ended December 31, 1997 increased 20.0% to $34,152,424, compared with
          $28,460,524 for the corresponding three-month period in fiscal year 1997. In comparison, net sales for the three months ended December 31, 1996 increased 20.2% over the corresponding three-month period of fiscal year 1996.

               Net sales increases are due to continued market expansion of the MIC enteral feeding catheters, PMP pain management products, and Cardiotronics line of stimulation electrode products, as well as from the rapid growth of the Company's international sales. Net sales of MIC's catheters and related product lines grew 25.3% to $9,053,532 during the first quarter of fiscal year 1998, compared with net sales of $7,225,400 for the corresponding first quarter of fiscal year 1997. Net sales of PMP products grew 72.4% to $1,424,691, compared with $826,609 for the corresponding prior period while net sales of Cardiotronics products increased 355.3% to $2,381,518, compared with $523,015 for the corresponding prior period (Cardiotronics was acquired December 11, 1997). International net sales of all Company products were $3,336,716 for the first quarter of fiscal year 1998, a 54.8% growth over net sales of $2,156,151 for the first quarter of fiscal year 1997.

               No price increases occurred during the three months covered by this report; therefore, substantially all of the increase in net sales is attributable primarily to an increased volume of products sold. The Company's prices continue to be impacted by price reduction pressures from hospitals and large group purchasing organizations.

               Generally, sales of the Company and related receipts were in U.S. dollars. Export sales to unaffiliated customers from the Company's domestic operations did not exceed 10 percent of the Company's domestic consolidated net sales.

               COST OF PRODUCTS SOLD - Cost of products sold for the three months ended December 31, 1997 was $12,391,327, compared to $10,232,965 for the corresponding three months in fiscal year 1997. As a percentage of net sales, cost of products sold for the three months ended December 31, 1997 was 36.3%, compared to 36.0% for the three months ended December 31, 1996.

               The increased cost of products sold reflects the impact of acquired lower margin product lines, and increased labor rates. The Company expects that future cost increases will result from continued acquisitions of new products with lower margins, the addition through acquisition of less efficient manufacturing facilities, and pricing pressures due to the health care market's focus on cost restraints and competitive pricing.

               OPERATING EXPENSES - Operating expenses consist of selling, general, and administrative expenses, research and development expenses, and royalty expenses. Total operating expenses for the three months ended December 31, 1997 were $9,724,134, which represents an increase of 16.3% over the corresponding three months of fiscal year 1997. As a percentage of net sales, operating expenses for the three months ended December 31, 1997 totaled 28.5%, compared with 29.4% for the corresponding three months of fiscal year 1996.

               The increase in total operating expenses between the first three months of fiscal year 1998 over fiscal year 1997 is due primarily to selling, general, and administrative expenses which increased from $7,314,699 in the quarter ended December 31, 1996 to $8,635,001 in the quarter ended December 31, 1997. These increased costs are attributable primarily to increased wages, commissions, and other selling related costs associated with the increased levels of sales. As a percentage of net sales, however, selling, general, and administrative expenses decreased from 25.7% in the three months ended December 31, 1996 to 25.3% in the three months ended December 31, 1997. These percentage decreases during the first quarter of fiscal year 1998 reflect the Company's, and especially the sales force's efforts to control these variable selling expenses.

               Research and development expenses and royalty expenses, as a percentage of net sales, slightly decreased in the first quarter of fiscal year 1998, approximating 1.9% and 1.3%, respectively, compared with 2.3% and 1.4%, respectively, for the first quarter of fiscal year 1997.

               OTHER INCOME - Other income consists principally of interest income from investments and royalty income from the licensing of the TRACH CARE closed suction system. For the three months ended December 31, 1997, other income totaled $1,245,396, compared to $1,197,855 for the three months ended December 31, 1996. Interest income from short-term investments increased from $546,558 for the first quarter in fiscal year 1997 to $657,837 in the first quarter of fiscal year 1998. Royalty income remained fairly consistent between the quarters, approximating $625,000.

               NET INCOME - Net income after taxes for the three months ended December 31, 1997 increased 18.5% to $8,202,359, compared to $6,924,671 for the three months ended December 31, 1996. As a percent of net sales, net income after taxes for the three months ended December 31, 1997 was 24.0%, consistent with the 24.3% reflected for the three months ended December 31, 1996. The continued strong profit levels reflect the growth in net sales and ongoing efforts to control production and operating costs.

          LIQUIDITY AND CAPITAL RESOURCES

               For the three months ended December 31, 1997 the Company's operating activities provided $7,676,264 in cash flows, compared with $9,891,177 in cash flows provided during the three months ended December 31, 1996. At December 31, 1997, working capital totaled $99,721,167, compared with $92,361,548 at September 30, 1997, and its current ratio was at 10.5 to 1.0 at December 31, 1997, compared with 14.7 to 1.0 at September 30, 1997. The Company had $52,536,190 in cash, cash equivalents, and short-term investments at December 31, 1997, compared with $47,772,220 at September 30, 1997.

               Significant uses of cash during the three-month period ended December 31, 1997 included approximately $10,148,000 in net purchases of short-term investments, $2,007,000 in additions to property and equipment, and $961,000 in purchases by the Company of its own stock.

               In addition to its strong liquidity and overall financial position, the Company does not have any long-term debt.

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

               YEAR 2000 ISSUES. The approaching Year 2000 could result in challenges related to computer software, manufacturing and communications equipment, accounting records, and relationships with suppliers and customers. Management of the Company is studying Year 2000 issues, seeking to avoid such problems, but there can be no assurance that such problems will not be encountered.

          PART II - OTHER INFORMATION

          ITEM 1.  LEGAL PROCEEDINGS

               BALLARD MEDICAL PRODUCTS v. ALLEGIANCE HEALTHCARE
               CORPORATION AND SORENSON CRITICAL CARE, INC.

               On or about December 23, 1997, the Company commenced patent infringement litigation against Allegiance Healthcare Corporation ("Allegiance") and Sorenson Critical Care, Inc. ("Sorenson"), alleging, among other things, that certain closed suction catheters being manufactured and sold by Sorenson to Allegiance and resold by Allegiance under the trademark TRACH EZE, infringe one or more patents held by the Company. The Company's complaint includes causes of action for direct infringement, inducement, contributory inducement, and unjust enrichment.

               Both defendants have filed answers denying the Company's allegations, and both defendants have asserted counterclaims against the Company, including claims for a declaratory judgment of noninfringement, a declaratory judgment of invalidity, a declaratory judgment of unenforceability, attempted monopolization under the Sherman Act and the Clayton Act, inequitable conduct before the United States Patent and Trademark Office, patent misuse, and unfair competition. The parties will now engage in discussions regarding discovery, case management, and the exchange of information.

               R2 MEDICAL SYSTEMS, INC. AND CARDIOTRONICS SYSTEMS, INC. v. KATECHO, INC., CARDIOVASCULAR GROUP OF OREGON, INC., AND PADECO, INC.

               R2 and Cardiotronics were plaintiffs in a patent infringement lawsuit against Katecho, Inc., Cardiovascular Group of Oregon, Inc. and Padeco, Inc. filed in the United States District Court for the Northern District of Illinois Eastern Division as Case No. 94C3131. A jury trial was held during the week of November 3, 1997. On November 10, 1997, the jury returned a verdict finding that the Katecho device does not infringe the patents of R2 and Cardiotronics. On or about December 3, 1997, R2 filed a motion for a new trial or in the alternative, for a judgment finding infringement. The court subsequently denied this motion. The Company does not intend to file an appeal.

               J. MICHAEL KRAMER V. R2 MEDICAL SYSTEMS, INC., ET AL.

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

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               The following information describes matters submitted to a vote of the security holders:

               (a) The 1998 Annual Meeting of Stockholders was held January 26, 1998 at the principal executive offices of the Company, 12050 Lone Peak Parkway, Draper, Utah.

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

               Dale H. Ballard          E. Martin Chamberlain, Jr.
               John I. Bloomberg        Dale H. Ballard, Jr.
               J. Dallas VanWagoner     Paul W. Hess
               Robert V. Petersen

               (c) It was proposed to the security holders to approve the Company's adoption of the 1997 Incentive Stock Option Plan. The Plan was approved by the following vote:

               Affirmative votes cast             24,838,293
               Negative votes cast                   831,808
               Abstaining votes                      131,049

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

                                        BALLARD MEDICAL PRODUCTS
                                        (Registrant)

          Date:  2/13/98                Dale H. Ballard, President
                                        (Principal Executive Officer)

          Date:  2/13/98                Kenneth R. Sorenson,
                                        Treasurer
                                        (Principal Accounting Officer)


                                INDEX TO EXHIBITS

            EXHIBIT  DESCRIPTION OF EXHIBIT
             NUMBER                                         PAGE NO.


               27    Financial Data Schedule                      19