Form 10-Q
period 1998-03-31
BALLARD MEDICAL PRODUCTS
filed 1998-05-15
CIK 723534

As filed with the Securities and Exchange Commission
                                 on May 15, 1998

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 MARCH 31, 1998
                          (for quarterly period ended)

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

          APPLICABLE ONLY TO CORPORATE ISSUERS

          Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date:
                      30,422,316 - all common, May 13, 1998


                    BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

                                 FORM 10-Q INDEX

                                                          Page


           PART I   FINANCIAL INFORMATION

           Item 1.  Financial Statements

                    Condensed Unaudited Consolidated
                    Balance Sheets as of March 31,
                    1998 and September 30, 1997

                    Condensed Unaudited Consolidated
                    Statements of Operations for the
                    three and six months ended March
                    31, 1998 and 1997

                    Condensed Unaudited Consolidated
                    Statements of Cash Flows for the
                    six months ended March 31,
                    1998 and 1997

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

                8. "PMP" refers to Ballard Medical Products Canada, a wholly-owned subsidiary of Ballard, doing business as Preferred Medical Products.

                9. "R2" refers to R2 Medical Systems, Inc., a wholly-owned subsidiary of Cardiotronics.

               10. "Tri-Med" refers to Tri-Med Specialties, Inc., a wholly-owned subsidiary of Ballard.

          GLOSSARY OF TECHNICAL AND MEDICAL TERMS

          CATHETER is a flexible tube that is inserted into the body to deliver or remove fluid, retrieve blood, or act as a conduit to pass other devices.

          CLOSED SUCTION CATHETER is a sleeved catheter used with endotracheal tubes on patients receiving mechanical ventilation, enabling the airways to be suctioned while maintaining mechanical ventilatory support.

          ENTERAL FEEDING CATHETER is a catheter used for the delivery of nutritional liquids into the gastrointestinal tract of the patient.

          HELICOBACTER PYLORI, or H. PYLORI, is a bacteria which lives only in the lining of the stomach and is one of the most common chronic infections in humans.


       PART I - FINANCIAL INFORMATION

       ITEM 1.  FINANCIAL STATEMENTS

       BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

       CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

       ASSETS                               3/31/98       9/30/97

           CURRENT ASSETS:

              Cash and cash
              equivalents                $11,287,583   $21,624,043

              Investments                 42,380,636    26,628,312

              Accounts
              receivable - trade (net)    25,474,663    26,380,031

              Royalties receivable           844,746       375,673

              Other receivables              873,304       908,753

              Inventories:

                 Raw materials            12,391,265    10,856,390

                 Work-in-progress          6,340,077     5,527,765

                 Finished goods            4,942,168     4,507,579

              Deferred income taxes        2,628,945     2,233,042

              Income tax refunds
              receivable                   2,243,007     1,830,946

              Prepaid expenses             4,717,980        64,139

                 Total current assets    114,124,374   100,936,673

           PROPERTY AND EQUIPMENT:

              Land                           873,865       873,865

              Buildings                   28,923,625    28,922,203

              Molds                        4,890,834     4,891,734

              Machinery and equipment     11,331,602    11,097,145

              Vehicles                       780,419       785,440

              Furniture and fixtures       3,485,338     3,264,578

              Leasehold improvements         133,897       116,850

              Construction-in-
              progress                     8,134,747     4,142,563

                 Total                    58,554,327    54,094,378

              Less accumulated
              depreciation                12,495,246    10,746,905

                 Property and
                 equipment - net          46,059,081    43,347,473

           INTANGIBLE ASSETS:

                 Cost in excess of
                 purchase price - net     27,670,511    29,443,283

                 Patents and other
                 intangibles - net        12,665,163    13,068,452

                    Total intangible
                    assets                40,335,674    42,511,735

           DEFERRED INCOME TAXES           1,073,068     2,139,902

           OTHER ASSETS                    5,401,749     5,256,599

           TOTAL                        $206,993,946  $194,192,382

       See Notes to Condensed Unaudited Consolidated Financial Statements.


       BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

       CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS (continued)

        LIABILITIES AND
        STOCKHOLDERS' EQUITY                 3/31/98       9/30/97

           CURRENT LIABILITIES:

              Accounts payable           $2,716,963    $3,216,908

              Line of credit                            1,425,000

              Contract payable            2,650,000     3,975,000

              Accrued liabilities:

                 Employee
                 compensation             3,614,197     3,438,849

                 Royalties                  359,300       432,617

                 Other                      144,567       462,045

                    Total current
                    liabilities           9,485,027    12,950,419

            STOCKHOLDERS' EQUITY:

                 Common stock             3,035,511     3,006,273

                 Additional paid-in
                 capital                 59,832,014    54,942,666

                 Unrealized losses on
                 investments               (171,071)     (223,783)

                 Retained earnings      134,812,465   123,516,807

                    Total
                    Stockholders'
                    equity              197,508,919   181,241,963

           TOTAL                       $206,993,946  $194,192,382

       See Notes to Condensed Unaudited Consolidated Financial Statements.


       BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

       CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                               Three Months Ended         Six Months Ended

                              3/31/98      3/31/97      3/31/98      3/31/97

    NET SALES             $36,135,728  $32,517,823  $72,817,617   $62,670,664

    COST OF PRODUCTS
    SOLD                   14,487,808   11,400,392   27,688,157    22,256,478

    GROSS MARGIN           21,647,920   21,117,431   45,129,460    40,414,186

    OPERATING EXPENSES:

    Selling, general,
    and administrative     10,293,885    9,035,469   20,202,206    17,195,463

    Research and
    development               767,737      761,520    1,463,212     1,445,072

    Royalties                 426,000      439,718      902,089       867,804

    Non-recurring
    charges                 1,973,959                 1,973,959

       Total operating
       expenses            13,461,581   10,236,707   24,541,466    19,508,339


    OPERATING INCOME        8,186,339   10,880,724   20,587,994    20,905,847

    OTHER INCOME - Net      1,235,836    1,090,802    2,425,185     2,288,657

    INCOME BEFORE INCOME
    TAX EXPENSE             9,422,175   11,971,526   23,013,179    23,194,504

    INCOME TAX EXPENSE      3,879,001    4,145,000    8,959,000     8,283,000

    NET INCOME              5,543,174    7,826,526   14,054,179    14,911,504

    INCOME PER SHARE:

       Basic                   $0.184       $0.267       $0.466        $0.513

       Diluted                 $0.179       $0.259       $0.455        $0.496

    WEIGHTED AVERAGE
    NUMBER OF SHARES
    OUTSTANDING:

       Basic               30,190,918   29,260,687   30,132,570    29,070,983

       Diluted             30,934,875   30,200,854   30,873,485    30,086,357

    See Notes to Condensed Unaudited Consolidated Financial Statements.


       BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

       CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Six Months Ended
                                                3/31/98         3/31/97

        CASH FLOWS FROM OPERATING
        ACTIVITIES                         $12,385,294     $18,012,399

        CASH FLOWS FROM INVESTING
        ACTIVITIES:

        Capital expenditures for
        property and equipment              (4,459,949)     (7,346,695)

        Payment for purchase of
        subsidiary, net of cash
        acquired                                           (11,768,562)

        Investment in and advances
        to affiliates                           (2,719)     (2,994,872)

        Receipt of payment of
        advances and interest                                3,771,471

        Purchases of investments           (28,817,826)    (14,587,078)

        Purchases of intangible assets        (372,587)     (3,614,639)

        Purchase of other assets              (264,236)       (167,648)

        Proceeds from sales of
        investments                         13,146,597      22,428,956

        Net cash used in investing
        activities                         (20,770,720)    (14,279,067)

        CASH FLOWS FROM FINANCING
        ACTIVITIES:

        Proceeds from exercise of
        options                              3,561,237       5,778,533

        Cash dividends paid                 (1,905,377)     (1,869,451)

        Payment of debt of
        acquired subsidiary                 (2,750,000)     (8,210,016)

        Purchase of treasury stock            (856,894)

        Net cash used in financing
        activities                          (1,951,034)     (4,300,934)

        NET DECREASE IN CASH AND CASH
        EQUIVALENTS                        (10,336,460)       (567,602)

        CASH AND CASH EQUIVALENTS,
        BEGINNING OF PERIOD                 21,624,043      14,518,835

        CASH AND CASH EQUIVALENTS,
        END OF PERIOD                      $11,287,583     $13,951,233

        See notes to condensed unaudited consolidated financial statements.


          BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

          CONDENSED  UNAUDITED CONSOLIDATED  STATEMENTS OF  CASH FLOWS
          (CONTINUED)

          SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                Six Months Ended

                                            3/31/98            3/31/97
          Cash paid during the period
          for taxes                      $9,817,978         $2,125,000

          SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
          AND FINANCING ACTIVITIES:

          During the six months ended March 31, 1998 and 1997, the Company increased additional paid-in capital by $1,654,647 and $2,793,342, respectively, which represents the Company tax benefit attributable to the compensation received by employees from the exercise and disqualifying disposition of incentive stock options.


          BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

          NOTES   TO   CONDENSED   UNAUDITED  CONSOLIDATED   FINANCIAL
          STATEMENTS

          1. The condensed unaudited consolidated financial statements include the accounts of Ballard and all of its subsidiaries, after elimination of all significant
               intercompany   transactions   and    accounts.       In
               management's opinion, the accompanying condensed unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial condition of Ballard and its subsidiaries as of March 31, 1998 and September 30, 1997, the results of its operations for the three and six months ended March 31, 1998 and 1997, and its cash flows for the six months ended March 31, 1998 and 1997.

          2. The results of operations for the three and six months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year ended September 30, 1998.

          3. Effective February 25, 1998, Ballard issued 1,067,733 shares of its common stock in exchange for all of the outstanding common stock of Tri-Med, a medical device manufacturing company with operations in Kansas, Virginia, and Australia. The condensed unaudited consolidated financial statements presented herein have been restated to reflect the combination (treated as a pooling of interests) with Tri-Med as if the combination had occurred at the beginning of the reporting period.

          4. The Company recorded non-recurring pre-tax charges totaling $3,068,439 during the quarter ended March 31, 1998. Included with these charges were $681,336 for impairments to reduce the carrying value of certain intangible assets and $1,292,623 for severance and related restructuring costs associated with the pending closures of several manufacturing facilities. Also included in the $3,068,439 pre-tax charge was
               $1,094,480 in identified inventory obsolescence and overhead revaluations resulting from current and past plant closures. These costs have been included in cost of products sold.

          5. In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, "Accounting for Stock-Based Compensation," which became effective for the Company beginning October 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Since the Company has decided to continue to apply Accounting Principles Board Opinion No. 25,
               "Accounting for Stock Issued to Employees" (as permitted by SFAS No. 123), the appropriate required disclosure of the effects of SFAS No. 123 will be disclosed in the notes to the consolidated financial statements in the Form 10-K for the year ending September 30, 1998.

          6. In February 1997, the FASB issued SFAS No. 128, "Earnings per Share". SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and simplifies the approach for computing EPS previously found in Accounting Principles Board Opinion No. 15. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures.

               SFAS No. 128 was adopted by the Company during its quarter ended December 31, 1997. All prior-period EPS data presented herein has been restated to conform with the provisions of SFAS No. 128.

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               The Company's 1997 Annual Report to Shareholders contains management's discussion and analysis of the financial condition at, and results of operations for, the year ended September 30, 1997. The following discussion and analysis describes material changes in the Company's financial condition and position from September 30, 1997. Trends of a material nature are discussed to the extent known and considered relevant. The analysis of results of operations compares the three and six months ended March 31, 1998, respectively, with the corresponding periods of 1997. This analysis should be considered in conjunction with the condensed unaudited consolidated balance sheets, condensed unaudited consolidated statements of operations, and condensed unaudited consolidated statements of cash flows.

          RESULTS OF OPERATIONS

               OVERVIEW  -  The Company's  net  sales  for the  second
          quarter and first six months of fiscal year 1998 continued to grow, increasing at rates of 11.1% and 16.2%, respectively, over the corresponding periods of fiscal year 1997. The continued growth in net sales from period to period reflects the Company's ability to maintain and expand its share of various markets through strategic long-term alliances with group purchasing organizations and distributors, enhancements within its existing product lines, acquisitions, and emphasis on international sales growth.

               The Company's after-tax profits for the second  quarter
          and first six months of fiscal year 1998 also continued their steady growth, increasing at rates of 10.0% and 14.8%, respectively, over the corresponding periods of fiscal year 1997 (without considering the impact of the non-recurring charges). Income per share assuming dilution was $.179 and $.455 for the three and six months ended March 31, 1998, respectively, compared with $.259 and $.496, respectively, for the same periods of fiscal year 1997. Without the
          $3,068,439 in pre-tax charges, income per share assuming dilution would have been $.278 and $.555 per share for the three and six months ended March 31, 1998.

               As a percentage of net sales, the Company's profits were 15.3% and 19.3%, respectively, (23.9% and 23.6%, respectively, without considering the impact of the non-recurring charges) for the three and six months ended March 31, 1998. The continued high level of profits reflects the Company's focused efforts directed at advanced manufacturing processes, efficient and rapid integration of acquired entities, and overhead cost restraints.

               SALES - Net sales for the three months ended March 31, 1998 increased 11.1% to $36,135,728, compared with $32,517,823 for the corresponding period of fiscal year 1997. Net sales for the six months ended March 31, 1998 increased 16.2% to $72,817,617, compared with $62,670,664 for the corresponding period of fiscal year 1997.

               The growth in net sales is principally due to continued
          market expansion of the MIC enteral feeding catheters, PMP pain management products, Cardio's line of heart stimulation electrode products, and Tri-Med s Helicobacter Pylori diagnostic products, as well as from the rapid growth of the Company s international sales. The following growth figures are as compared to the same periods of fiscal year 1997. Net sales of MIC s enteral feeding catheters and related product lines grew 20.3% and 22.7%, respectively, to $9,323,703 and $18,377,048, respectively, for the three and six months ended March 31, 1998. Net sales of PMP s products increased 74.7% and 73.6%, respectively, to $1,594,466 and $3,019,156, respectively. Cardio s net sales grew 46.3% and 106.1%, respectively, to $3,188,437 and $5,569,954, respectively. The Company s newest product lines, the Tri-Med H. Pylori diagnostic products have grown 77.3% and 63.4%, respectively, to $3,021,414 and $5,550,879, respectively, for the three and six months ended March 31, 1998. Total international sales for the six months ended March 31, 1998 have increased by 44.2% to $7,746,522.

               No significant price increases occurred during the three or six months covered by this report; therefore, substantially all of the increase in net sales is attributable primarily to an increased volume of products sold. The Company s prices continue to be impacted by price reduction pressures from hospitals and large group purchasing organizations.

               Substantially all sales of the Company and related receipts were in U.S. dollars. Export sales to unaffiliated customers from the Company's domestic operations did not exceed 10% of the Company's domestic consolidated net sales.

               COST OF PRODUCTS SOLD - Cost of products sold for the three months ended March 31, 1998 (without considering the impact of the non-recurring charges) was $13,393,328, compared to $11,400,392 for the corresponding three months in fiscal year 1997. Cost of products sold for the six months ended March 31, 1998 (without considering the impact of the non-recurring charges) was $26,593,677, compared to $22,256,478 for the corresponding six months in fiscal year 1997. As a percentage of net sales, cost of products sold for the three and six months ended March 31, 1998 (without considering the impact of the non-recurring charges) was 37.1% and 36.6%, respectively, compared with 35.1% and 35.6%, respectively, for the three and six months ended March 31, 1997.

               The increased cost of products sold as a percentage of net sales continues to reflect the impact of sales of acquired lower margin product lines, pricing pressures throughout the health care sector, the addition through acquisition of less efficient manufacturing facilities, and the winding down and relocation of manufacturing operations in California to the Company's facilities in Idaho. The Company continues to refine its manufacturing processes, as well as expand its injection molding and extrusion capacity. The Company expects further increases in costs of products sold resulting from lower margin product acquisitions and continued pricing pressures.

               OPERATING  EXPENSES -  Operating  expenses  consist  of
          selling, general, and administrative expenses, research and development expenses, and royalty expenses. Total operating expenses (including the effect of non-recurring charges) for the three and six months ended March 31, 1998 were $13,461,581 and $24,541,466, respectively, which represents increases of 31.5% and 25.8%, respectively, over the corresponding periods in fiscal year 1997. Considering operating expenses without the impact of non-recurring charges, the increases for the three and six months ended March 31, 1998 were 12.3% and 15.7%, respectively. As a percentage of net sales, operating expenses (without the impact of non-recurring charges) for the three and six months ended March 31, 1998 totaled 31.8% and 31.0%, respectively, compared with 31.5% and 31.2%, respectively, for the corresponding periods in fiscal year 1997.

               The overall increase in total operating expenses is due
          primarily to selling, general, and administrative expenses which increased from $9,035,469 and $17,195,463, respectively, in the three and six months ended March 31, 1997 to $10,293,885 and $20,202,206, respectively, in the three and six months ended March 31, 1998. These increased costs are attributable primarily to increased wages, commissions, and other selling related costs associated with the increased levels of sales. As a percentage of net sales, selling, general, and administrative expenses marginally increased, from 27.8% and 27.5%, respectively, for the three and six months ended March 31, 1997, to 28.5% and 27.7%, respectively, for the corresponding periods in fiscal year 1998.

               Research and development expenses and royalty expenses, as a percentage of net sales, remained relatively consistent between the periods, approximating 2.1% and 1.2%, respectively, for both the three and six months ended March 31, 1998, compared with 2.4% and 1.4%, respectively, for the corresponding periods in fiscal year 1997.

               OTHER INCOME - Other income generally consists of interest income from investments and royalty income from the licensing of the TRACH CARE closed suction catheter system. For the three and six months ended March 31, 1998, other income totaled $1,235,836 and $2,425,185, respectively, compared to $1,090,802 and $2,288,657, respectively, for the corresponding periods in fiscal year 1997.

               NET INCOME - Net  income after taxes for the  three and
          six  months   ended  March  31,  1998   was  $5,543,174  and
          $14,054,179, respectively, compared to $7,826,526 and $14,911,504, respectively, for the corresponding periods in fiscal year 1997. Without the impact of the non-recurring charges, net income after taxes for the three and six months ended March 31, 1998 increased 10.0% and 14.8%, respectively, to $8,611,613 and $17,122,618. The favorable increase in net income (without the impact of non-recurring charges) reflects the growth in net sales, including strong contributions and market-share gains from newly acquired product lines, as well as international growth and also reflects the Company's successful efforts in controlling overall operating costs.

          LIQUIDITY AND CAPITAL RESOURCES

               For the six months ended March 31, 1998 the Company's operating activities provided $12,385,294 in cash flows and an increase in short-term investments available-for-sale of $15,752,324, compared with $18,012,399 in cash flows through March 31, 1997 and a decrease in investments of $7,841,878 for the same period. At March 31, 1998, working capital was $104,639,347 compared with $87,986,254 as of September 30,
          1997 and the Company's current ratio as of March 31, 1998 was 12.0 to 1.0. In addition, the Company s total cash, cash equivalents, and investments available-for-sale at March 31, 1998 were $53,668,219 compared with $48,252,355 at
          September 30, 1997.

               Significant uses of cash during the six months ended March 31, 1998 included approximately $15,671,000 in net purchases of short-term investments, $4,460,000 in additions to property and equipment, $2,750,000 in repayments of debt of acquired subsidiaries, and payment of cash dividends of $1,905,000.

               In addition to its strong liquidity and overall financial position, the Company does not have any long-term debt nor does management intend to utilize debt to fund future expansion. The Company maintains a $5,000,000 unsecured line of credit with its bank but has never drawn on this line. Continued growth in cash, cash equivalents, and short-term investments provides the Company financial stability and flexibility to fund current operations, an aggressive acquisition program, future growth and internal expansion, and its dividend payment policy.

               No   significant  commitments   for  the   purchase  of
          inventory or property or equipment existed as of March 31, 1998 except commitments for ongoing construction projects.

          IMPACT OF THE YEAR 2000 ISSUE

               The Year 2000 Issue is the result of potential problems
          with computer systems or any equipment with computer chips that use dates where the date has been stored as just two digits (e.g., 97 for 1997). On January 1, 2000, any clock or date recording mechanism, including date sensitive software, which uses only two digits to represent the year, may recognize a date using 00 as the year 1900 rather than the year 2000. The Company has also been advised that some computer chips may not have the ability to function properly when reading certain dates in calendar year 1999 (e.g., 9/9/99). These computer problems could result in a system failure or miscalculations causing disruption of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar activities.

               In 1997, the Company began and is still continuing a comprehensive program of assessing changes and upgrades that will need to be implemented in order to be prepared for the Year 2000 and even the Year 1999. The scope of the project covers all computer systems, computer and network hardware, production process controllers, office equipment, access control, maintenance machinery, manufacturing equipment and the Company's products.

               To assist with this project, the Company has engaged the services and expertise of Quantified Management, a computer services consulting firm from Salt Lake City, Utah. The Company has acquired a project management package (QM System 2000) from Quantified Management intended to guide the Company through all aspects of solving the Year 2000 Issue. This tool bundles a comprehensive project management program with interactive coaching services from Quantified Management, to assist the Company in its Year 2000 compliance efforts.

               The  Company has  already determined  that it  would be
          required to replace or modify portions of its business application software so that its computer systems would properly utilize dates beyond December 31, 1999. The Company presently believes that with conversions to new systems and modifications to existing software the Year 2000 Issue can be mitigated. However, if such modifications and conversions are not made, or are not timely, the Year 2000 Issue could have a material impact on the operations of the Company.

               The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to their failure to remediate their own Year 2000 Issues. The Company can give no guarantee that the systems of other companies on which the Company's systems rely will be converted on time or that a failure to convert by another company or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

               The Company will continue to utilize internal and external resources to implement, reprogram, or replace and test software and related assets affected by the Year 2000 Issue. The Company expects to complete the majority of its efforts in this area by early 1999 leaving adequate time to assess and correct any significant issues that may materialize. The total cost of the Year 2000 project is estimated at $500,000 to $600,000 and is being funded through operating cash flows. The Company will be able to capitalize a substantial portion of this cost.

               The costs of the project and the timetable in which the Company plans to complete the Year 2000 compliance requirements are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from these plans. Specific factors which might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer chip codes, and similar uncertainties.

          RISK FACTORS

               From time to time the Company may report, through its press releases, its Annual Report, and SEC filings, certain matters that could be characterized as forward-looking statements subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties may include, among other things, the factors discussed below. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

               COMPETITION. The medical device industry is characterized by rapidly evolving technology and increased competition. There are a number of companies that currently offer, or are in the process of developing, products that compete with products offered by the Company, including the Company's flagship TRACH CARE closed suction catheter. Some of these competitors have substantially greater capital resources, research and development staffs and experience in the medical device industry. These competitors may succeed in developing technologies and products that are more effective than those currently used or produced by the
          Company or that would render some products offered by the Company obsolete or noncompetitive. Competition based on price is becoming an increasingly important factor in customer purchasing patterns as a result of cost containment pressures on, and consolidation in, the health care industry. Such competition has exerted, and is likely to continue to exert, downward pressure on the prices the Company is able to charge for its products. The Company may not be able to offset such downward price pressure through corresponding cost reductions. Price reductions could have an adverse impact on the business, results of operations or financial condition of the Company.

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

               YEAR 2000 ISSUES. The approaching Year 2000 could result in challenges related to computer software, manufacturing and communications equipment, accounting records, and relationships with suppliers and customers. The Company is in the process of addressing the Year 2000 Issue. See "IMPACT OF THE YEAR 2000 ISSUE."

          PART II - OTHER INFORMATION

          ITEM 1.  LEGAL PROCEEDINGS

               BALLARD  MEDICAL  PRODUCTS  v.   ALLEGIANCE  HEALTHCARE
               CORPORATION AND SORENSON CRITICAL CARE, INC.

               The parties to this case are preparing to exchange documents as a first step in the discovery process.

               J. MICHAEL KRAMER V. R2 MEDICAL SYSTEMS, INC., ET AL.

               R2 is a co-defendant in this ongoing product liability case filed in the Supreme Court of the State of New York, County of Suffolk, as Case No. 01787/94. The parties have reached an agreement in principle to settle this matter out of court. However, a formal settlement agreement has not yet been signed.

               ROGER LEE HEATH v. BAXTER, WALTERS, TOWNSEN, ET AL.

               Mr. Health's appeal to the United States Court of Appeals for the 7th Circuit is still pending.

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

               (b) The Company filed a Form 8-K on March 10, 1998 to report its acquisition on February 25, 1998 of all of the outstanding capital stock of Tri-Med Specialties, Inc.


                                   SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        BALLARD MEDICAL PRODUCTS
                                        (Registrant)

          Date:  5/15/98                Dale H. Ballard, President and
                                        Principal Executive Officer

          Date:  5/15/98                Kenneth R. Sorenson,
                                        Treasurer and
                                        Principal Financial Officer


                                INDEX TO EXHIBITS

            EXHIBIT
             NUMBER       DESCRIPTION OF EXHIBIT                  PAGE NO.

                 27       Financial Data Schedule