Form 10-Q/A
period 1997-12-31
BALLARD MEDICAL PRODUCTS
filed 1998-07-10
CIK 723534

As filed with the Securities and Exchange Commission
                                on July 10, 1998

                                   FORM 10-Q/A

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

          The Registrant hereby amends its Form 10-Q for the quarter ended December 31, 1997, by amending the specific items set forth below:

                                   DEFINITIONS

               As used herein, the following terms have the meanings indicated:

          GENERAL DEFINITIONS:

                1.  "Ballard" refers to Ballard Medical Products.

                2. "BI" refers to Ballard International, Inc., a wholly owned subsidiary of Ballard.

                3. "BPC" refers to Ballard Purchase Corporation, a wholly owned subsidiary of Ballard.

                4. "BREH" refers to Ballard Real Estate Holdings, Inc., a wholly owned subsidiary of Ballard.

                5. "Cardiotronics" refers to Cardiotronics Systems, Incorporated, a wholly owned subsidiary.

                6. The "Company" and the "Registrant" refer to Ballard and its subsidiaries.

                7.  "FDA" refers to the United States Food and Drug
                    Administration.

                8. "MIC" refers to Medical Innovations Corporation, a wholly owned subsidiary of Ballard.

                9.  "PEPCO" refers to Plastic Engineered Products
                    Company, a wholly owned subsidiary of Ballard.

               10. "PMP" refers to Ballard Medical Products Canada, a wholly owned subsidiary of Ballard, doing business as Preferred Medical Products.

               11. "R2" refers to R2 Medical Systems, Inc., a wholly owned subsidiary of Cardiotronics.

               12. "Tri-Med" refers to Tri-Med Specialties, Inc., a wholly owned subsidiary of Ballard.

          PART I - FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

          BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

          CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

                                              12/31/97       9/30/97
                                          (As amended,  (As amended,
           ASSETS                          see Note 3)   see Note 3)

              CURRENT ASSETS:

                   Cash and cash
                   equivalents             $16,801,621   $21,624,043

                   Investments              36,586,932    26,628,312

                   Accounts receivable-
                   trade (net)              27,285,291    26,380,031

                   Royalties receivable        990,673       375,673

                   Other receivables         1,400,100       908,753

                   Inventories:

                      Raw materials         11,217,175    10,856,390

                      Work-in-progress       4,600,467     5,527,765

                      Finished goods         7,407,969     4,507,579

                   Deferred income
                   taxes                     3,351,178     2,233,042

                   Income tax refund
                   receivable                1,960,391     1,830,946

                   Prepaid expenses          1,141,710        64,139

                      Total current
                      assets               112,743,507   100,939,673

              PROPERTY AND EQUIPMENT:

                   Land                        873,865       873,865

                   Buildings                28,921,843    28,922,203

                   Molds                     4,891,734     4,891,734

                   Machinery and
                   equipment                11,205,663    11,097,145

                   Vehicles                    812,863       785,440

                   Furniture and
                   fixtures                  3,450,688     3,264,578

                   Leasehold
                   improvements                133,051       116,850

                   Construction-in-
                   progress                  5,882,845     4,142,563

                      Total                 56,172,552    54,094,378

                   Less accumulated
                   depreciation             11,787,659    10,746,905

                      Property and
                      equipment - net       44,384,893    43,347,473

              INTANGIBLE ASSETS:

                   Cost in excess of
                   purchase price - net     28,859,963    29,443,283

                   Patents and other
                   intangibles - net         8,274,665    13,068,452

                      Total intangible
                      assets                37,134,628    42,511,735

              DEFERRED INCOME TAXES            814,780     2,139,902

              OTHER ASSETS                  10,022,696     5,256,599

              TOTAL                       $205,100,504  $194,192,382


           See Notes to Amended Condensed Unaudited Consolidated
           Financial Statements.


           BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

           CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

                                              12/31/97      9/30/97
           LIABILITIES AND                (As amended,  (As amended,
           STOCKHOLDERS' EQUITY            see Note 3)   see Note 3)

              CURRENT LIABILITIES:

                 Accounts payable          $3,500,274    $3,216,908

                 Line of credit             1,425,000     1,425,000

                 Contract payable           3,975,000     3,975,000

                 Accrued liabilities:

                    Employee
                    compensation            2,245,914     3,438,849

                    Income taxes payable    3,288,586

                    Royalties                 373,965       432,617

                    Other                   2,196,238       462,045

                       Total current
                       liabilities         17,004,977    12,950,419

              STOCKHOLDERS' EQUITY:

                       Common stock         3,007,005     3,006,273

                       Additional
                       paid-in capital     55,656,112    54,942,666

                       Unrealized losses
                       on investments        (186,881)     (223,783)

                       Retained earnings  129,619,291   123,516,807

                          Total
                          stockholders'
                          equity          188,095,527   181,241,963

              TOTAL                      $205,100,504  $194,192,382


          See Notes to Amended Condensed Unaudited Consolidated
          Financial Statements.


          BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

          CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Three Months   Three Months
                                                    Ended          Ended
                                                 12/31/97       12/31/96
                                             (As amended,   (As amended,
                                              see Note 3)    see Note 3)

           NET SALES                          $36,681,889    $30,152,841

           COST OF PRODUCTS SOLD               13,200,349     10,856,086

           GROSS MARGIN                        23,481,540     19,296,755

           OPERATING EXPENSES:

              Selling, general,
              and administrative                9,908,321      8,159,994

              Research and development            695,475        683,552

              Royalties                           476,089        428,086

                 Total operating expenses      11,079,885      9,271,632

           OPERATING INCOME                    12,401,655     10,025,123

           OTHER INCOME - net                   1,189,350      1,197,855

           INCOME BEFORE INCOME
           TAX EXPENSE                         13,591,005     11,222,978

           INCOME TAX EXPENSE                   5,080,000      4,138,000

           NET INCOME                          $8,511,005     $7,084,978

           NET INCOME PER SHARE:

              Basic                                $0.283         $0.245

              Diluted                              $0.276         $0.236

           WEIGHTED AVERAGE NUMBER
           OF SHARES OUTSTANDING:

              Basic                            30,075,490     28,885,404

              Diluted                          30,813,363     29,975,984

          See Notes to Amended Condensed Unaudited Consolidated
          Financial Statements.

          BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

          CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Three Months  Three Months
                                                     Ended         Ended
                                                  12/31/97      12/31/96
                                              (As amended,  (As amended,
                                               see Note 3)   see Note 3)

           CASH FLOWS FROM OPERATING
           ACTIVITIES                          $8,153,962   $10,167,705

           CASH FLOWS FROM INVESTING
           ACTIVITIES:

              Capital expenditures for
              property and equipment           (2,112,756)   (2,910,465)

              Payment for purchase
              of subsidiary,
              net of cash acquired                          (11,768,562)

              Investment in and advances
              to affiliates                        (2,720)   (2,691,435)

              Purchases of investments        (11,486,036)   (7,652,445)

              Purchases of intangible assets     (295,471)     (188,809)

              Proceeds from maturities of
              investments                       1,337,751    10,555,818

                 Net cash used in
                 investing activities         (12,559,232)  (14,655,898)

           CASH FLOWS FROM FINANCING
           ACTIVITIES:

              Proceeds from exercise
              of options                          543,510     1,359,870

              Cash dividends paid                            (1,558,467)

              Purchase of treasury stock         (960,662)

              Payment of debt of purchased
              subsidiary                                     (8,210,016)

                 Net cash used in financing
                 activities                      (417,152)   (8,408,613)

           NET DECREASE IN CASH AND CASH
           EQUIVALENTS                         (4,822,422)  (12,896,806)

           CASH AND CASH EQUIVALENTS,
           BEGINNING OF PERIOD                 21,624,043    14,518,835

           CASH AND CASH EQUIVALENTS,
           END OF PERIOD                      $16,801,621    $1,622,029

          See Notes to Amended Condensed Unaudited Consolidated
          Financial Statements.


          BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

          CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

          SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                       Three Months      Three Months
                                              Ended             Ended
                                           12/31/97          12/31/96
                                       (As amended,      (As amended,
                                        see Note 3)       see Note 3)

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

          See Notes to Amended Condensed Unaudited Consolidated
          Financial Statements.

          BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

          NOTES TO AMENDED CONDENSED UNAUDITED CONSOLIDATED FINANCIAL
          STATEMENTS

          1. The amended condensed unaudited consolidated financial statements include the accounts of Ballard and all of its subsidiaries (see Note 3), after elimination of all significant intercompany transactions and accounts. In management's opinion, the accompanying amended condensed unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial condition of Ballard and its subsidiaries as of December 31, 1997 and September 30, 1997, the results of operations for the three months ended December 31, 1997 and 1996, and the cash flows for the three months ended December 31, 1997 and 1996.

          2. The results of operations for the three months ended December 31, 1997 are not necessarily indicative of the results to be expected for the full year ended
               September 30, 1998.

          3. Effective February 25, 1998, Ballard issued 1,067,733 shares of its common stock in exchange for all of the outstanding common stock of Tri-Med, a medical device manufacturing company with operations in Kansas, Virginia, and Australia. The amended condensed unaudited consolidated financial statements presented herein have been amended to reflect the combination (treated as a pooling of interests) with Tri-Med as if the combination had occurred at the beginning of the reporting period.

          4. On December 4, 1997, the Company declared a semi-annual cash dividend of $.05 per share, payable January 5, 1998 to shareholders of record as of December 16, 1997.

          5. Effective October 1, 1995, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation . SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. The Company has elected to continue to apply APB No. 25 (as permitted by SFAS No. 123). The appropriate required disclosure of the effects of SFAS No. 123 will be disclosed in the notes to the consolidated financial statements in the Form 10-K for the year ending September 30, 1998.

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

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               The Company's 1997 Annual Report to Shareholders (as restated) contains management's discussion and analysis of the financial condition at, and results of operations for, the year ended September 30, 1997. The following discussion and analysis describes material changes in the Company's financial condition and position from September 30, 1997. Trends of a material nature are discussed to the extent known and considered relevant. The analysis of results of operations compares the three months ended December 31, 1997 with the corresponding period of 1996. This analysis should be considered in conjunction with the amended condensed unaudited consolidated balance sheets, amended condensed unaudited consolidated statements of operations, and amended condensed unaudited consolidated statements of cash flows.

          RESULTS OF OPERATIONS

               SALES - Net sales for the three months ended December 31, 1997 increased 21.7% to $36,681,889, compared with
          $30,152,841 for the corresponding three-month period in fiscal year 1997. In comparison, net sales for the three months ended December 31, 1996 increased 19.8% over the corresponding three-month period of fiscal year 1996.

               Net sales increases are due to continued market expansion of the MIC enteral feeding catheters, PMP pain management products, Cardiotronics line of stimulation electrode products, and Tri-Med's Helicobacter Pylori diagnostic products, as well as from the rapid growth of the Company's international sales. Net sales of MIC's catheters and related product lines grew 25.3% to $9,053,532 during the first quarter of fiscal year 1998, compared with net sales of $7,225,400 for the corresponding first quarter of fiscal year 1997. Net sales of PMP products grew 72.4% to $1,424,691, compared with $826,609 for the corresponding prior period while net sales of Cardiotronics products increased 355.3% to $2,381,518, compared with $523,015 for the corresponding prior period (Cardiotronics was acquired December 10, 1997). Tri-Med's net sales increased 49.5% to $2,529,465, compared with $1,692,317 for the corresponding prior period. International net sales of all Company products were $3,820,606 for the first quarter of fiscal year 1998, a 75.6% growth over net sales of $2,176,610 for the first quarter of fiscal year 1997.

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

               COST OF PRODUCTS SOLD - Cost of products sold for the three months ended December 31, 1997 was $13,200,349, compared to $10,856,086 for the corresponding three months in fiscal year 1997. As a percentage of net sales, cost of products sold for the three months ended December 31, 1997 was 36.0%, equal to the 36.0% for the three months ended December 31, 1996.

               The Company expects future cost increases resulting from continued acquisitions of new products with lower margins, the addition through acquisition of less efficient manufacturing facilities, and pricing pressures due to the health care market's focus on cost restraints and competitive pricing.

               OPERATING EXPENSES - Operating expenses consist of selling, general, and administrative expenses, research and development expenses, and royalty expenses. Total operating expenses for the three months ended December 31, 1997 were $11,079,885, which represents an increase of 19.5% over the corresponding three months of fiscal year 1997. As a percentage of net sales, operating expenses for the three months ended December 31, 1997 totaled 30.2%, compared with 30.7% for the corresponding three months of fiscal year 1996.

               The increase in total operating expenses between the first three months of fiscal year 1998 over fiscal year 1997 is due primarily to selling, general, and administrative expenses which increased from $8,159,994 in the quarter ended December 31, 1996 to $9,908,321 in the quarter ended December 31, 1997. These increased costs are attributable primarily to increased wages, commissions, and other selling related costs associated with the increased levels of sales. As a percentage of net sales, however, selling, general, and administrative expenses decreased from 27.1% in the three months ended December 31, 1996 to 27.0% in the three months ended December 31, 1997. These percentage decreases during the first quarter of fiscal year 1998 reflect the Company's, and especially the sales force's efforts to control these variable selling expenses.

               Research and development expenses and royalty expenses, as a percentage of net sales, slightly decreased in the first quarter of fiscal year 1998, approximating 1.9% and 1.3%, respectively, compared with 2.3% and 1.4%, respectively, for the first quarter of fiscal year 1997.

               OTHER INCOME - Other income consists principally of interest income from investments and royalty income from the licensing of the TRACH CARE closed suction system. For the three months ended December 31, 1997, other income totaled $1,189,350, compared to $1,197,855 for the three months ended December 31, 1996. Interest income from short-term investments increased from $546,558 for the first quarter in fiscal year 1997 to $657,837 in the first quarter of fiscal year 1998. Royalty income remained fairly consistent between the quarters, approximating $625,000.

               NET INCOME - Net income after taxes for the three months ended December 31, 1997 increased 20.1% to $8,511,005, compared to $7,084,978 for the three months ended December 31, 1996. As a percent of net sales, net income after taxes for the three months ended December 31, 1997 was 23.2%, consistent with the 23.5% reflected for the three months ended December 31, 1996. The continued strong profit levels reflect the growth in net sales and ongoing efforts to control production and operating costs.

          LIQUIDITY AND CAPITAL RESOURCES

               For the three months ended December 31, 1997 the Company's operating activities provided $8,153,962 in cash flows, compared with $10,167,705 in cash flows provided during the three months ended December 31, 1996. At December 31, 1997, working capital totaled $95,738,530, compared with $87,986,254 at September 30, 1997, and its current ratio was at 6.6 to 1.0 at December 31, 1997. The Company had $53,388,553 in cash, cash equivalents, and short-term investments at December 31, 1997, compared with $48,249,355 at September 30, 1997.

               Significant uses of cash during the three-month period ended December 31, 1997 included approximately $10,148,000 in net purchases of short-term investments, $2,113,000 in additions to property and equipment, and $961,000 in purchases by the Company of its own stock.

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

                                        BALLARD MEDICAL PRODUCTS
                                        (Registrant)

          Date:  7/10/98                Dale H. Ballard, President
                                        (Principal Executive Officer)

          Date:  7/10/98                Kenneth R. Sorenson,
                                        Treasurer
                                        (Principal Accounting Officer)


                                INDEX TO EXHIBITS

            EXHIBIT  DESCRIPTION OF EXHIBIT
             NUMBER                                         PAGE NO.

               27    Financial Data Schedule                   16