Form 10-Q
period 1998-06-30
BALLARD MEDICAL PRODUCTS
filed 1998-08-14
CIK 723534

              As filed with the Securities and Exchange Commission
                               on August 14, 1998

                                   FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 JUNE 30, 1998
                          (for quarterly period ended)

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

                    30,452,566 - all common, August 13, 1998

                   BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

                                FORM 10-Q INDEX

                                                            Page
PART I     FINANCIAL INFORMATION                               4

Item 1.    Financial Statements                                4

           Condensed Unaudited Consolidated Balance
           Sheets as of June 30, 1998 and September 30, 1997   4

           Condensed Unaudited Consolidated Statements of
           Operations for the three and nine months ended
           June 30, 1998 and 1997                              6

           Condensed Unaudited Consolidated Statements of
           Cash Flows for the nine months ended June 30,
           1998 and 1997                                       7

           Notes to Condensed Unaudited
           Consolidated Financial Statements                   9

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations      10

           Risk Factors                                       13

PART II    OTHER INFORMATION                                  17

Item 1.    Legal Proceedings                                  17

Item 2.    Changes in Securities                              17

Item 3.    Defaults Upon Senior Securities                    17

Item 4.    Submission of Matters to a Vote
           of Security Holders                                17

Item 5.    Other Information                                  17

Item 6.    Exhibits and Reports on Form 8-K                   18

           Signatures                                         18

           Index to Exhibits                                  19

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS


ASSETS                                6/30/98       9/30/97
   CURRENT ASSETS:
      Cash and cash
      equivalents                $  8,791,985  $ 21,624,043
      Investments                  53,229,335    26,628,312
      Accounts receivable -
      trade (net)                  28,239,699    26,380,031
      Royalties receivable            568,225       375,673
      Other receivables             1,016,350       908,753
      Inventories:
         Raw materials             12,836,279    10,856,390
         Work-in-progress           5,890,452     5,527,765
         Finished goods             5,816,822     4,507,579
      Deferred income taxes         2,536,771     2,233,042
      Income tax refunds
      receivable                    2,159,948     1,830,946
      Prepaid expenses                949,855        64,139
                                 ------------  ------------
         Total current assets     122,035,721   100,936,673
                                 ------------  ------------
   PROPERTY AND EQUIPMENT:

      Land                            873,865       873,865

      Buildings                    28,922,466    28,922,203

      Molds                         4,636,183     4,891,734

      Machinery and equipment      11,411,707    11,097,145

      Vehicles                        608,420       785,440

      Furniture and fixtures        3,872,449     3,264,578

      Leasehold improvements          133,897       116,850

      Construction-in-
      progress                      9,074,668     4,142,563
                                 ------------  ------------
         Total                     59,533,655    54,094,378

      Less accumulated
      depreciation                 13,304,703    10,746,905
                                 ------------  ------------
         Property and
         equipment - net           46,228,952    43,347,473
                                 ------------  ------------
   INTANGIBLE ASSETS
      Cost in excess
      of purchase price -
      net                          27,143,134    29,443,283

      Patents and other
      intangibles - net            12,407,916    13,068,452
                                 ------------  ------------
      Total intangible
      assets                       39,551,050    42,511,735
                                 ------------  ------------
   DEFERRED TAXES RECEIVABLE        1,512,912     2,139,902
                                 ------------  ------------
   OTHER ASSETS                     5,167,219     5,256,599
                                 ------------  ------------
   TOTAL                         $214,495,854  $194,192,382
                                 ------------  ------------

See Notes to Condensed Unaudited Consolidated Financial Statements.

BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES


LIABILITIES AND
STOCKHOLDERS' EQUITY                6/30/98        9/30/97

   CURRENT LIABILITIES:
      Accounts payable         $  2,406,533   $  3,216,908

      Line of credit                             1,425,000

      Contract payable                           3,975,000

      Accrued liabilities:

         Employee
         compensation             3,663,487      3,438,849

         Royalties                  508,177        432,617

         Other                    2,424,399        462,045
                               ------------   ------------
            Total current
            liabilities           9,002,596     12,950,419
                               ------------   ------------
    STOCKHOLDERS' EQUITY:
         Common stock             3,040,696      3,006,273

         Additional paid-in
         capital                 60,598,436     54,942,666

         Unrealized losses
         on investments            (282,003)      (223,783)

         Retained earnings      142,136,129    123,516,807
                               ------------   ------------
            Total
            stockholders'
            equity              205,493,258    181,241,963
                               ------------   ------------
   TOTAL                       $214,495,854   $194,192,382
                               ============   ============

See Notes to Condensed Unaudited Consolidated Financial Statements.

BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                          Three Months Ended         Nine Months Ended
                        6/30/98        6/30/97      6/30/98       6/30/97
NET SALES              $38,249,804  $33,961,010  $111,067,421   $96,631,674

COST OF
PRODUCTS SOLD           13,846,417   12,276,819    41,534,574    34,533,297
                        ----------   ----------    ----------    ----------
GROSS MARGIN            24,403,387   21,684,191    69,532,847    62,098,377
                        ----------   ----------    ----------    ----------
OPERATING
 EXPENSES:
Selling, general,
 and administrative      9,942,027   10,639,735    30,144,233    27,835,198

Research and
 development               684,084      706,811     2,147,296     2,151,883

Royalties                  544,757      452,722     1,446,846     1,320,526
Nonrecurring
 charges                                            1,973,959
                        ----------   ----------    ----------    ----------

   Total operating
   expenses             11,170,868   11,799,268    35,712,334    31,307,607
                        ----------   ----------    ----------    ----------
OPERATING INCOME        13,232,519    9,884,923    33,820,513    30,790,770

OTHER INCOME - net       1,416,128    2,228,198     3,841,313     4,516,855
                        ----------   ----------    ----------    ----------
INCOME BEFORE
 INCOME TAX EXPENSE     14,648,647   12,113,121    37,661,826    35,307,625

INCOME TAX EXPENSE       5,803,000    4,336,000    14,762,000    12,619,000
                        ----------   ----------    ----------    ----------
NET INCOME               8,845,647    7,777,121    22,899,826    22,688,625
                        ==========   ==========    ==========    ==========
INCOME PER SHARE:
  Basic                     $0.291       $0.263        $0.758        $0.776
                        ----------   ----------    ----------    ----------
  Diluted                   $0.286       $0.256        $0.741        $0.752
                        ----------   ----------    ----------    ----------
WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING:
  Basic                 30,385,817   29,613,053    30,216,985    29,251,673
                        ==========   ==========    ==========    ==========
  Diluted               30,914,850   30,347,425    30,887,273    30,173,379
                        ==========   ==========    ==========    ==========

See Notes to Condensed Unaudited Consolidated Financial Statements.

BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             Nine Months Ended
                                          6/30/98        6/30/97

CASH FLOWS FROM OPERATING ACTIVITIES    $ 25,446,029    $20,111,165
                                        ------------    -----------
CASH FLOWS FROM INVESTING
 ACTIVITIES:

Capital expenditures for property
 and equipment                            (5,439,277)   (11,337,153)

Proceeds from sale of land                                3,265,700

Capital expenditures for land                                (7,571)

Payment for purchase of subsidiary,
net of cash acquired                                    (11,768,562)

Proceeds from sale of NNC assets                            963,961

Investment in and advances to
 affiliates                                   (4,844)    (7,359,994)

Receipt of payment of advances
and interest                                              3,771,471

Purchases of investments                 (43,417,396)   (26,844,021)

Purchases of intangible assets              (660,309)      (864,672)

Sales (purchases) of other assets            112,667         10,705

Proceeds from sales of investments        16,726,803     28,139,084
                                        ------------    -----------
Net cash used in investing
activities                               (32,682,356)   (22,031,052)
                                        ------------    -----------
CASH FLOWS FROM FINANCING
ACTIVITIES:

Proceeds from exercise of options          4,084,773     11,677,150

Proceeds from stock redemption                                2,281

Cash dividends paid                       (3,427,360)    (3,200,213)

Payment of debt of
acquired subsidiary                       (5,400,000)    (8,210,016)

Purchase and retirement
of treasury stock                           (853,144)
                                        ------------    -----------
  Net cash (used in) financing
  activities                              (5,595,731)       269,202

NET DECREASE IN CASH
AND CASH EQUIVALENTS                     (12,832,058)    (1,650,685)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                       21,624,043     14,518,835
                                        ------------    -----------
CASH AND CASH EQUIVALENTS,
END OF PERIOD                           $  8,791,985    $12,868,150
                                        ============    ===========

See Notes to Condensed Unaudited Consolidated Financial Statements.

BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                         Nine Months Ended
                                        6/30/98     6/30/97
Cash paid during the period
for taxes                             $10,690,646  $6,266,178

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:

During the nine months ended June 30, 1998 and 1997, the Company increased additional paid-in capital by $1,902,171 and $3,696,032, respectively, which represents the tax benefit attributable to the compensation received by employees from the exercise and disqualifying dispositions of incentive stock options.


See Notes to Condensed Unaudited Consolidated Financial Statements.

BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed unaudited consolidated financial statements include the accounts of Ballard and all of its subsidiaries, after elimination of all significant intercompany transactions and accounts. In management's opinion, the accompanying condensed unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial condition of Ballard and its subsidiaries as of June 30, 1998 and September 30, 1997, the results of its operations for the three and nine months ended June 30, 1998 and 1997, and its cash flows for the nine months ended June 30, 1998 and 1997.

2. The results of operations for the three and nine months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year ended September 30, 1998.

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

4. In February 1997, the FASB issued SFAS No. 128, "Earnings per Share". SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and simplifies the approach for computing EPS previously found in Accounting Principles Board ("APB") Opinion No. 15. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures.

     SFAS No. 128 was adopted by the Company during its quarter ended December 31, 1997. All prior-period EPS data presented herein has been restated to conform with the provisions of SFAS No. 128.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company's 1997 Annual Report to Shareholders contains management's discussion and analysis of the financial condition at, and results of operations for, the year ended September 30, 1997. The following discussion and analysis describes material changes in the Company's financial condition and position from September 30, 1997. Trends of a material nature are discussed to the extent known and considered relevant. The analysis of results of operations compares the three and nine months ended June 30, 1998, respectively, with the corresponding periods of 1997. This analysis should be considered in conjunction with the condensed unaudited consolidated balance sheets, condensed unaudited consolidated statements of operations, and condensed unaudited consolidated statements of cash flows.

RESULTS OF OPERATIONS

     OVERVIEW. The Company's net sales for the third quarter and first nine months of fiscal year 1998 grew to record levels, with third quarter 1998 sales of $38,249,804 compared with $33,961,010 in 1997 and year-to-date 1998 sales of $111,067,421 compared with $96,631,674 in 1997. The continued growth in net sales from period to period and over the past several years continues to reflect the Company's ability to maintain and expand its market shares through strategic long-term alliances with group purchasing organizations and distributors, enhancements within its existing product lines, acquisitions, and emphasis on international sales growth.

     The Company's after-tax profits for the third quarter and first nine months of fiscal year 1998 also continued to grow at record levels, with third quarter 1998 earnings of $8,845,647 compared with $7,777,121 in 1997 and year-to-date 1998 earnings of $22,899,826 compared with $22,688,625 in 1997.

     The continued high level of earnings reflects the Company's efforts to sell high margin products, as well as focusing on controlling costs. The Company has been successful in its efforts to improve and integrate its manufacturing processes and to integrate its acquired subsidiaries.

     SALES. Net sales for the three months ended June 30, 1998 increased 12.6% to $38,249,804. Net sales for the nine months ended June 30, 1998 increased 14.9% to $111,067,421.

     The growth in net sales between periods is principally due to continued increases in the Company's MIC enteral feeding catheters and related products, which increased 24.6% and 23.4%, respectively, for the three and nine months ended June 30, 1998, significant growth in the sales of Tri-Med's Helicobacter Pylori diagnostic products, which grew over 62.8% for both the three and nine months ended June 30, 1998, and to rapid growth in the Company's international sales, which increased 92.3% and 59.6%, respectively in those periods.

     No significant price increases occurred during the three or nine months covered by this report; in fact, there were price decreases. Therefore, substantially all of the increase in net sales is attributable primarily to an increased volume of products sold. The Company continues to enter into and renew long-term contracts with group purchasing organizations in order to maintain its presence in the market. The Company's prices continue to be impacted by price reduction pressures from hospitals and the impact of these contracts with group purchasing organizations.

     Substantially all sales of the Company and related receipts were in U.S. dollars. International sales represent 11.3% of total Company sales.

     COST OF PRODUCTS SOLD. Cost of products sold for the three months ended June 30, 1998 was $13,846,417, compared to $12,276,819 for the corresponding three months in fiscal year 1997. Cost of products sold for the nine months ended June 30, 1998 was $41,534,574, compared to $34,533,297 for the corresponding nine months in fiscal year 1997. As a percentage of net sales, cost of products sold for the three and nine months ended June 30, 1998 was 36.2% and 37.4%, respectively, compared with 36.1% and 35.7%, respectively, for the three and nine months ended June 30, 1997.

     The increased cost of products sold as a percentage of net sales reflects the pricing pressures which exist throughout the health care sector, the addition through acquisition of less efficient manufacturing facilities and their lower-margin product lines, and the relocation of manufacturing operations in California to the Company's facilities in Idaho. The Company continues to refine and automate its manufacturing processes, especially those of their acquired subsidiaries, as well as expand its injection molding and tubing extrusion capacity. The Company expects further increases in costs of products sold as a percentage of net sales resulting primarily from continued pricing pressures from the health care market.

     OPERATING EXPENSES. Operating expenses generally consist of selling, general, and administrative expenses, research and development expenses, and royalty expenses. Total operating expenses for the three and nine months ended June 30, 1998 were $11,170,868 and $35,712,334, respectively, which represents a decrease of 5.3% for the three months ended June 30, 1998 compared with 1997, but an overall increase of 14.1% for the nine months ended June 30, 1998 compared with the corresponding period in fiscal year 1997. As a percentage of net sales, operating expenses for the three and nine months ended June 30, 1998 totaled 29.2% and 32.2%, respectively, compared with 34.7% and 32.4%, respectively, for the corresponding periods in fiscal year 1997.

     The overall increase in total operating expenses for the nine months ended June 30, 1998 is due primarily to selling, general, and administrative expenses which increased from $27,835,198 to $30,144,233. These increased costs are attributable primarily to increased overall wages, commissions, and other selling related costs associated with the increased levels of sales, as well as additional amortization expense associated with the cost of acquisitions. As a percentage of net sales, overall selling, general, and administrative expenses totaled 27.1% for the nine months ended June 30, 1998, a decrease when compared to the 28.8% for the corresponding period in fiscal year 1997.

     Research and development expenses and royalty expenses, as a percentage of net sales, remained relatively consistent between the periods presented.

     OTHER INCOME. Other income generally consists of interest income from investments and royalty income from the licensing of the TRACH CARE closed suction system. For the three and nine months ended June

30, 1998, other income totaled $1,416,128 and $3,841,313, respectively, compared to $2,228,198 and $4,516,855, respectively, for the corresponding periods in fiscal year 1997.

     NET INCOME. Net income after taxes for the three and nine months ended June 30, 1998 increased 13.7% and .9%, respectively, to $8,845,647 and $22,899,826, compared to $7,777,121 and $22,688,625, respectively, for the corresponding periods in fiscal year 1997. The increase in net income reflects the growth in net sales, including strong contributions and expanded product offerings from the MIC and Tri-Med product lines domestically and all international lines, and also reflects the Company's successful efforts in controlling overall operating costs.

LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended June 30, 1998 the Company's operating activities provided $25,446,029 in cash flows and an increase in short-term investments available-for-sale of $26,601,023. At June 30, 1998, working capital was $113,033,125, compared with $87,986,254 as of September 30, 1997, and the
Company's current ratio as of June 30, 1998 was 13.6 to 1.0. In addition, the Company had $62,021,320 in cash, cash equivalents, and investments available-for-sale at June 30, 1998.

     Significant uses of cash during the nine months ended June 30, 1998 included approximately $26,691,000 in net purchases of short-term investments, $5,439,000 in additions to property and equipment, $5,400,000 in repayment of debt of an acquired subsidiary, and payment of $3,427,000 in cash dividends.

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

     No significant commitments for the purchase of inventory or property or equipment existed as of June 30, 1998, except commitments for ongoing construction projects.

     IMPACT OF THE YEAR 2000 ISSUE. The Year 2000 Issue is the result of potential problems with computer systems or any equipment with computer chips that use dates where the date has been stored as just two digits (e.g., 97 for 1997). On January 1, 2000, any clock or date recording mechanism, including date sensitive software, which uses only two digits to represent the year, may recognize a date using 00 as the year 1900 rather than the year 2000. The Company has also been advised that some computer chips may not have the ability to function properly when reading certain dates in calendar year 1999 (e.g.,

9/9/99). These computer problems could result in a system failure or miscalculations causing disruption of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar activities.

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

     The Company will continue to utilize internal and external resources to implement, reprogram, or replace and test software and related assets affected by the Year 2000 Issue. The Company expects to complete the majority of its efforts in this area by early 1999 leaving adequate time to assess and correct any significant issues that may materialize. The total cost of the Year 2000 project is estimated at $500,000 to $600,000 and is being funded through operating cash flows. The Company will be able to capitalize the portion of this cost that relates to the acquisition of software and hardware.

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

     COMPETITION. The medical device industry is characterized by rapidly evolving technology and increased competition. There are a number of companies that currently offer, or are in the process of developing, products that compete with products offered by the Company, including the Company's principal products. Some Company competitors have substantially greater capital resources, research and development staffs and experience in the medical device industry. These competitors may succeed in developing technologies and products that are more effective than those currently used or produced by the Company or that would render some products offered by the Company obsolete or noncompetitive. Competition based on price is becoming an increasingly important factor in customer purchasing patterns as a result of cost containment pressures on, and consolidation in, the health care industry. Such competition has exerted, and is likely to continue to exert, downward pressure on the prices the Company is able to charge for its products. The Company may not be able to offset such downward price pressure through corresponding cost reductions. Price reductions could have an adverse impact on the business, results of operations, cash flows, or financial condition of the Company.

     INTELLECTUAL PROPERTY RIGHTS. From time to time, the Company has received, and in the future may receive, notices of claims with respect to possible infringement of the intellectual property rights of others or notices of challenges to the Company's intellectual property rights. In some instances such notices have given rise to, or may in the future give rise to, litigation. See "LEGAL PROCEEDINGS." Any litigation involving the intellectual property rights of the Company may be resolved by means of a negotiated settlement or by contesting the claim through the judicial process. There can be no assurance that the business, results of operations, cash flows, or the financial condition of the Company will not suffer an adverse impact as a result of intellectual property claims that may be commenced against the Company in the future. The Company owns certain patents and proprietary information acquired while developing its products or through acquisitions, and the Company is the licensee of certain other technology. As patents expire, more competing products will likely be released into the marketplace by other companies. The ability of the Company to continue to compete effectively with other medical device companies may be materially dependent upon the protection afforded by its patents and the confidentiality of certain proprietary information. There is no assurance that any given Company patent can withstand judicial scrutiny if its validity is challenged.

     From time to time the Company files patent applications related to products or product improvements under development. However, there can be no assurance that patents will be issued for such products and product improvements being developed.

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

     PRODUCT REIMBURSEMENT. Critical to the sale of the Company's products is the ability of health care providers to be able to receive reimbursement from insurance carriers for the products and services they deliver to patients. One of the products received through the Company's February, 1998 acquisition of Tri-Med is PYtest, a breath test product used in the diagnosis of H. Pylori. Although the PYtest product has been well accepted and satisfactory reimbursements are being paid in some geographical areas, there can be no assurance that the Company will succeed in enabling health care providers to receive reimbursement for breath testing and laboratory analyses associated with the PYtest product all across the U.S.A. or in other parts of the world.

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

     PRODUCT LIABILITY EXPOSURE. Because its products are intended to be used in health care settings on patients who are physiologically unstable and may also be seriously or critically ill, the Company is exposed to potential product liability claims. From time to time, patients using the Company's products have suffered serious injury or death, which has led to product liability claims against the Company. Some product liability claims have been inherited by the Company through business acquisitions. The Company does not believe that any pending, known claims, individually or in the aggregate, will have a material adverse impact on its business, results of operations, cash flows, or financial condition. However, the Company may, in the future, be subject to product liability claims that could have such an adverse impact.

     The Company maintains product liability coverage in amounts that it deems sufficient for its business. However, there can be no assurance that such coverage will ultimately prove to be adequate, or that such coverage will continue to remain available on acceptable terms or any terms at all.

     ACQUISITIONS. In order to continue increasing sales volume and profits, the Company relies heavily on a program of acquiring business and new product lines from other companies. There is always a significant risk that a given acquisition by the Company will prove to be unsuccessful or end up not contributing sufficiently to sales and earnings growth of the Company. There is also a risk that undiscovered or contingent liabilities of an acquired company could negatively impact the Company's financial position or even the acquisition transaction itself. The integration of any businesses that the Company might acquire could require substantial management resources. The moving of acquired product lines can also result in interruptions in production and backorders. There can be no assurance that any such integration will be accomplished without having a short or potentially long-term adverse impact on the business, results of operations, cash flows, or financial condition of the Company or that the benefits expected from any such integration will be fully realized.

     LACK OF DIVIDENDS. Prior to January, 1990, no dividends had been paid by the Company on its shares of Common Stock. The Company has paid dividends since January, 1990. However, there can be no assurance that dividends will be paid on shares in the future, particularly since the Company prefers to reserve its cash and liquid assets for growth and possible business acquisitions.

     UNCERTAINTY OF FINANCIAL RESULTS AND CAPITAL NEEDS. There may be substantial fluctuations in the Company's results of operations because of the timing and recording of revenues and market acceptance of existing Company products. The ability of the Company to expand its manufacturing and marketing operations cannot be predicted with certainty. If revenues do not continue to increase as rapidly as they have in past years, or if manufacturing, marketing, or research and development are not successful or require more money than is anticipated, the Company may have to scale back product marketing, development and production efforts and attempt to obtain external financing. There can be no assurance that the Company would be able to obtain timely external financing in the amounts required or that such financing, if available, would be on terms advantageous to the Company.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     BALLARD MEDICAL PRODUCTS v. ALLEGIANCE HEALTHCARE CORPORATION AND SORENSON CRITICAL CARE, INC.

     The parties to this case are now fully engaged in the discovery process (i.e., exchange of information and documents, depositions, etc.). On or about July 22, 1998, the Company filed a motion for preliminary injunction against the defendants, asking the court to restrain the defendants, during the pendency of the lawsuit, from selling or offering for sale the defendants' closed suction tracheal catheters which, Ballard claims, copy the color coding system used on Ballard's TRACH CARE line, on the grounds that Ballard's color coding scheme constitutes proprietary trade dress which is entitled to protection under
Section 43(a) of the Lanham Act. Defendants have responded alleging that Ballard's color code is not entitled to protection. Ballard's motion has tentatively been scheduled for hearing before the judge September 1, 1998.

     J. MICHAEL KRAMER V. R2 MEDICAL SYSTEMS, INC., ET AL.

     The parties recently signed a stipulation settling this matter out of court as to R2 and the case has been discontinued as to R2. R2's obligation for the settlement is being paid entirely by R2's product liability carrier.

     ROGER LEE HEATH v. BAXTER, WALTERS, TOWNSEN, ET AL.

     Mr. Heath's appeal to the United States Court of Appeals for the 7th Circuit is still pending.

     OTHER LITIGATION

     The Company is also a party to ordinary routine litigation incidental to the Company's business.

ITEM 2.  CHANGES IN SECURITIES

     There are no changes in the rights of the holders of common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     There are no senior securities of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Since the Company's January, 1998 Annual Meeting of Shareholders, no matters have been submitted to a vote of the shareholders.

ITEM 5.  OTHER INFORMATION

     ADVANCE NOTICE PROVISION FOR SHAREHOLDER MEETING. Effective August 1, 1998, the Board of Directors of the Company unanimously adopted a resolution amending the Company's Bylaws. A copy of the amendment is attached to this Form 10-Q as an exhibit. Pursuant to the bylaw amendment, shareholder proposals submitted to the Company under Rule 14a-4 must be received by the Company at least sixty days before the date the Company mailed its proxy materials for the prior year. Last year the Company mailed its proxy materials on December 12, 1997. Thus, a shareholder proposal under Rule 14a-4 for the upcoming 1999 Annual Meeting of Shareholders (scheduled to be held January 25, 1999) must be received by the Company no later than October 13, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS.  Documents filed at part of this report:

          Amendment to Bylaws

          Financial Data Schedule

     (b) REPORTS ON FORM 8-K. The following reports on Form 8-K were filed during the quarter for which this report is filed:

          (i) Form 8-K filed July 14, 1998, and amended and restated by a Form 8-K/A filed July 20, 1998. This report was filed voluntarily under Item 5 on Form 8-K, to report financial statements and information for the fiscal year ended September 30, 1997, to reflect the Company's February, 1998 acquisition of Tri-Med, accounted for as a pooling of interests.

         (ii) The above-referenced Form 8-K/A included the filing of the following financial statements:

          Ballard Medical Products and Subsidiaries Consolidated Balance Sheets Dated September 30, 1997 and 1996;

          Ballard Medical Products and Subsidiaries Consolidated Statements of Operations for the Years Ended September 30, 1997, 1996, and 1995;

          Ballard Medical Products and Subsidiaries Consolidated Statements of Shareholders' Equity for the Years Ended September 30, 1997, 1996, and 1995 (as Restated);

          Ballard Medical Products and Subsidiaries Consolidated Statements of Cash Flows for the Years Ended September 30, 1997, 1996, and 1995.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              BALLARD MEDICAL PRODUCTS
                              (Registrant)

Date:  8/14/98                Dale H. Ballard, President and
                              Principal Executive Officer

Date:  8/14/98                Kenneth R. Sorenson,
                              Treasurer and
                              Principal Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
 NUMBER    DESCRIPTION OF EXHIBIT   PAGE NO.

3(ii)      Amendment to Bylaws            20

27         Financial Data Schedule        21