Form 10-K
period 1998-09-30
BALLARD MEDICAL PRODUCTS
filed 1998-12-30
CIK 723534

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                           for the fiscal year ended
                              September 30, 1998

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

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of 12/15/98:

                                 $675,133,285

     The number of shares outstanding of the registrant's class of common stock, as of 12/15/98:

                                  30,547,908


                      DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated by reference herein:

           1.  Annual  Report  to  Shareholders  for  fiscal  year  ended
               September  30,  1998:   Incorporated into  Parts I  and II
               hereof.


                           BALLARD MEDICAL PRODUCTS

                    Cross Reference Sheet Showing Location
                     in Annual Report or Proxy Statement
              of Information Required by Certain Form 10-K Items

                                                          LOCATION IN
                                                          PRINTED
                                                          REFERENCE
      FORM 10-K ITEMS                                     MATERIALS


      Part I
           Item 1.      Business                          Annual Report,
                                                          pp. 1-8

           Item 2.      Properties                        Annual Report,
                                                          pp. 3, 8

      Part II.
           Item 5.      Market for Registrant's Common    Annual Report p.
                        Equity and Related Stockholder    8
                        Matters

           Item 6.      Selected Consolidated Financial   Annual Report,
                        Data                              pp. 9, 10

           Item 7.      Management's Discussion and
                        Analysis of Financial Condition   Annual Report,
                        and Results of Operations         pp. 29-40

           Item 8.      Consolidated Financial
                        Statements and Supplementary      Annual Report,
                        Data                              pp. 11-28

                                  DEFINITIONS

          As  used   herein,  the  following  terms   have  the  meanings
     indicated:

           1. "Annual Report" refers to the Company's Annual Report for the fiscal year ended September 30, 1998, which is attached as Exhibit 13 to this Form 10-K and which was mailed to shareholders on or about December 30, 1998.

           2.  "Ballard" refers to Ballard Medical Products.

           3. "BI" refers to Ballard International, Inc., a wholly owned subsidiary of Ballard.

           4. "BREH" refers to Ballard Real Estate Holdings, Inc., a wholly owned subsidiary of Ballard.

           5. "Cardiotronics" refers to Cardiotronics Systems, Inc., a wholly owned subsidiary of Ballard.

           6. The "Company" and the "Registrant" refer to Ballard and its subsidiaries.

           7. "MIC" refers to Medical Innovations Corporation, a wholly owned subsidiary of Ballard.

           8. "MIST ASSIST" refers to Mist Assist, Inc., a wholly owned subsidiary of Ballard.

           9. "PEPCO" refers to the Plastic Engineered Products Company, a wholly owned subsidiary of Ballard.

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

                                    PART I

     ITEM 1.  BUSINESS

          The information required by this item is incorporated herein by
     reference  from  the Company's  Annual  Report.   In  addition,  the
     following information is provided:

     BUSINESS DEVELOPMENTS

          KIMBERLY-CLARK CORPORATION MERGER

          Effective December 23, 1998, the Company entered into a definitive merger agreement with Kimberly-Clark Corporation ("Kimberly-Clark"). Under the terms of the merger agreement, each stockholder of Ballard will receive $25 worth of Kimberly-Clark common stock (which will be valued based upon the average closing price of Kimberly-Clark stock over a period of ten trading days ending five days prior to the date of closing) for each outstanding share of Ballard common stock. The transaction was unanimously approved by Ballard's Board of Directors. The transaction is expected to close in March or April, 1999, subject to approval by Ballard's stockholders, appropriate governmental approval and customary conditions. It is expected that the merger will be tax-free to Ballard's stockholders. In connection with the merger agreement, Ballard granted Kimberly-Clark an option to acquire 19.9% of Ballard's outstanding stock under certain circumstances. In addition, under certain circumstances, Kimberly-Clark would be paid a cash termination fee of $15,000,000 by Ballard.

          SALES AND DISTRIBUTION

          The United States continues to be the principal market for the Company's products. The Company's 125-person sales force is complemented by a distribution system comprised of specialty and general line dealers.

          Sales by the Company are generated in many areas within the hospital, such as intensive care units, emergency services, anesthesiology departments, oncology departments, pain clinics, gastrointestinal and radiology procedure rooms, burn units, respiratory therapy, bone marrow transplant units, general nursing floors, and post-anesthesia care units, as well as the main hospital operating room and outpatient/ satellite surgical centers. A second important market for certain of the Company's products is the alternate care market. Alternate care site sales continue to improve as patients are moved into these locations at an increasing rate.

          The sale of the Company's TRACH CARE products is somewhat seasonal, in that sales are better during the winter months when there is a greater incidence of respiratory illness. Other product sales are not subject to seasonal differences.

          INDUSTRY SEGMENTS

          All products of the Company are deemed to be of the same class and are sold in the same industry segment.

          RAW MATERIALS

          The Company does not face any serious supply shortage with respect to raw materials used in the manufacture of its products. Many of the Company's products are manufactured from various resins and plastics. The Company purchases resins and plastics from a number of different vendors. Resin availability is presently adequate for the needs of the Company.

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

          The Company purchases significant amounts of paper products, along with a number of different chemicals used in the manufacture of other hand wash solutions sold as part of the Company's FOAM CARE product line. There are many different suppliers of such chemicals and paper products. Occasionally, paper product companies are in short supply, but the Company has adjusted lead times and made other adjustments so that this has not presented a serious problem. This is not expected to present a serious problem in the future either.

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

          There are multiple vendors of needles and syringes needed for PMP products and foam needed for PEPCO products. The Company has encountered supply problems regarding needles, which are purchased from various vendors, including some international suppliers. Long lead times (up to 18 weeks sometimes) are required for the ordering of certain needles.

          PATENTS

          The Company owns numerous patents and patent applications with respect to its products and feels that these patents are important to the Company's ability to compete effectively in the market place.

          1. TRACH CARE - The Company owns 26 U.S. patents with respect to its TRACH CARE family of products. The expiration dates on these patents range from February, 2003 to April, 2015. The Company also has several U.S. and foreign patents pending covering various TRACH CARE improvements. There are also other pending U.S. and foreign patents.

          2. MIC - The MIC family of products (including products added from the April, 1996 acquisition of the assets of Endovations, Inc.) are protected by 32 U.S. patents owned by the Company, along with various foreign patents. The U.S. patents expire between January, 1999 and November, 2014. The Company also has other U.S. and foreign patents pending on MIC products, and is a licensee of certain patented technology under license agreements.

          3. FOAM CARE - The Company's FOAM CARE products are protected by 11 U.S. patents either owned or licensed by the Company, along with a number of foreign patents. The Company's U.S. patents expire between July 2002 and August, 2011. The Company also has other U.S. and foreign patents pending, covering its FOAM CARE technology.

          4. EASI-LAV - The Company owns 6 U.S. patents with respect to its EASI-LAV products, with expiration dates ranging from June, 2006 to July, 2014. There are also other pending U.S. and foreign patents.

          5. CARDIOTRONICS/R2 - The Company owns 14 U.S. patents with respect to its Cardiotronics products with expiration dates ranging from December, 2000 to October, 2016. There are other pending U.S. and foreign patents.

          6. TRI-MED - The Company licenses 2 patents with respect to its Tri-Med products, which expire in June, 2005 and May, 2006.

     TRADEMARKS

          1. BALLARD - Although patents and registered trademarks do not provide guaranteed protection, the Company believes that they are important to its competitive position in the health care marketplace. The Company's rights in a given trademark should last indefinitely, so long as the Company continues to use the mark to identify the particular product involved. Ballard owns numerous trademarks, including without limitation the following which have been registered in the U.S. Patent and Trademark Office:

               REGISTRATION   REGISTRATION        REGISTERED
               NUMBER         DATE                TRADEMARK

               2,187,694      September 8, 1998   CODE BLUE EASI-TUBE

               REGISTRATION   REGISTRATION        REGISTERED
               NUMBER         DATE                TRADEMARK

               1,987,599      July 16, 1996       TRACH CARE MAC
               1,970,481      April 23, 1996      MIST ASSIST
               1,840,243      June 21, 1994       FOAM CARE
               1,837,691      May 31, 1994        FLASH FOAM
               1,818,717      February 1, 1994    CHAR-FLO
               1,797,703      October 12, 1993    CODE BLUE EASI-LAV
               1,793,553      September 21, 1993  BAL-CATH
               1,757,543      March 9, 1993       DENTASWAB POLY-PLUS
               1,753,765      February 23, 1993   BALLARD UNIT DOSE
               1,690,024      June 2, 1992        ENDO-GUARD
               1,662,948      October 29, 1991    PEPCO
               1,655,483      September 3, 1991   EASI-LAV
               1,608,110      July 31, 1990       TRACH CARE WET PAK
               1,569,479      December 5, 1989    SAFETY DRAIN
               1,509,875      October 25, 1988    DENTASWAB
               1,500,402      August 16, 1988     READY CARE
               1,491,006      June 7, 1988        SAFETY SHIELD KIT
               1,403,724      August 5, 1986      ENDOCAINE
               1,358,802      September 10, 1985  FOAM CARE
               1,358,803      September 10, 1985  FOAM CARE (stylized)
               1,338,744      June 4, 1985        BALLARD MEDICAL PRODUCTS
               1,330,753      April 16, 1985      ENDO-GUARD with design
               1,328,358      April 2, 1985       TRACH CARE
               1,328,357      April 2, 1985       DOUBLE SCRUB
               1,325,596      March 19, 1985      FOAM CARE DOUBLE SCRUB
               1,286,773      July 24, 1984       XYLO-TOL
               1,277,803      May 15, 1984        LAC-TOL
               1,274,743      April 24, 1984      QUIK-PREP
               1,225,871      February 1, 1983    R2

          2. MIC - MIC has registered the following trademarks with the United States Patent and Trademark Office, in addition to others pending:

               REGISTRATION   REGISTRATION        REGISTERED
               NUMBER         DATE                TRADEMARK

               2,187,626      September 8, 1998   MIC
               2,145717       March 24, 1998      KEEN EDGE
               2,036,645      February 11, 1997   BASICS
               2,004,268      October 1, 1996     LARIAT
               1,912,396      August 15, 1995     THERMAL OPTION
               1,897,441      June 6, 1995        WE MAKE LIFE A LITTLE EASIER
               1,853,026      September 6, 1994   CAN-OPT
               1,746,978      January 19, 1993    SHUR-FORM
               1,713,379      September 8, 1992   MIC-KEY
               1,607,979      July 31, 1990       ENDOVATIONS
               1,548,136      July 18, 1989       MEDICAL INNOVATIONS
                                                  CORPORATION (with Snakes)
               1,512,575      November 15, 1988   SECUR-LOK
               1,414,121      October 21, 1986    MIC (with Snakes)

          3. TRI-MED - Tri-Med has registered the following trademarks with the United States Patent and Trademark Office, in addition to others pending:

               REGISTRATION   REGISTRATION        REGISTERED
               NUMBER         DATE                TRADEMARK

               2,147,638      March 31, 1998      QUICK-TAP
               2,101,784      September 30, 1997  PYTEST
               1,701,374      July 21, 1992       CLOTEST

          The Company also maintains trademark registrations in various foreign countries and has other trademark registrations pending.

          MANUFACTURING BACKLOG

          Generally, all sales of product by the Company include terms requiring payment within thirty to forty-five days. Product is typically not allowed to be returned unless defective or shipped in error. As of November 17, 1998, the Company had back orders (believed to be firm) of approximately $106,992, in contrast to approximately $219,279 in back orders at the same time in 1997.
     Back orders are generally filled within ten days. Most of these back orders are custom kits.

          COMPETITION

          Each of the Company's products competes in major markets within the health care industry. Many of the Company's competitors are larger and more established in the market place than the Company, and many competitors have larger research staffs, facilities, and marketing forces. However, the aggressive marketing, consultative sales force, and unique features of the Company's product lines continue to be well received and are helping the Company maintain and, in some cases, increase its portion of the market. The Company's market share and competition vary from product to product. The Company estimates there are approximately seven to ten competing companies for its FOAM CARE products, three or four competitors for its TRACH CARE products, four or five competitors for its
     Cardiotronics product line, and eight to ten competitors for its Tri-Med product line. Depending upon the specific product, there are anywhere from no competitors to three or four competitors for MIC products. Each year, there are an increasing number of competitors for each of these product lines.

          EMPLOYEES

          The Company currently has 1336 full-time employees, 788 of whom are hourly production employees including quality control, molding, and liquid compounding. The total U.S. and foreign sales force now numbers 125, split into a TRACH CARE/CARDIO/PMP sales force with 39 representatives, MIC/ENDOVATIONS/COX sales force with 48 representatives, and a PMP/FOAM CARE sales force with 26 representatives, and 12 international sales representatives. In addition, there are 16 full-time division and national sales managers, 3 sales trainers, 10 marketing employees, and 3 strategic accounts employees.

          MANUFACTURING AND WORKING CAPITAL

          All of Ballard's products are assembled, and many component parts are manufactured, at the Company's premises, located in Draper, Utah and Pocatello, Idaho, where Ballard has complete facilities for the design and construction of the Company's own tooling, prototype molds, and production molds. The Company's CLOTEST product is manufactured at a facility in Perth, Australia, and its PYTEST product is manufactured at its facility in
     Charlottesville, Virginia. The Company uses plastic injection molding and assembly techniques in the manufacture of many of its products.

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

                                      9/30/98      9/30/97     9/30/96
           Company-sponsored,
           in-house research and
           development expenses    $2,866,929   $2,856,409  $3,184,151

     ITEM 2.  PROPERTIES

          Information  required by  this item  is incorporated  herein by
     reference  from  the  Company's Annual  Report.    In  addition, the
     following information is provided:

          The Company owns a 393,735 square-foot plant on approximately 25 acres of land in Draper, Utah. The Company also owns approximately 31 acres of undeveloped land surrounding its facility in Draper, Utah.

          The Company recently completed construction of a laboratory at its Draper, Utah facility to accommodate the move of the Company's laboratory in Virginia (acquired through the Tri-Med acquisition). The approximate construction costs of this laboratory was $360,000. This space will also be used for the manufacturing of all H. pylori diagnostic products (CLOtest and PYtest) acquired through the Tri-Med acquisition.

          The  Company   also  owns   a  208,000  square-foot   plant  on
     approximately 25 acres of land in Pocatello, Idaho.

          Management estimates given the current product mix being manufactured in its facilities, the existing Utah and Idaho plants have a single-shift capacity as follows:

               Plant                    Capacity
               _____                    ________

               Draper, Utah             $175-$200 million

               Pocatello, Idaho         $75 to $85 million

          May 15, 1998 the Company entered into a Sublease on its former Cardiotronics facility located at 5966 LaPlace Court, Carlsbad California 92008. This sublease should cover the Company's obligations under the lease on the Cardiotronics building through the expiration of its lease.

          The Company's lease on the Kansas City facility (acquired through the Tri-Med acquisition) ended September 3, 1998. The Company also has a small manufacturing facility in Perth, Australia which it is leasing as a result of the Tri-Med acquisition. The parties have verbally negotiated to end this lease on or about January 15, 1999, at which time the Perth, Australia facility will be closed.

          In August, 1996, the Company acquired, indirectly through a Canadian subsidiary, a 12,000 square foot building (on 1.5 acres of land) in Thorold, Canada. The building has been leased by the Company to a tenant.

     ITEM 3.  LEGAL PROCEEDINGS

          BALLARD MEDICAL PRODUCTS V. ALLEGIANCE HEALTHCARE CORPORATION AND SORENSON CRITICAL CARE, INC.

          The parties to this case are in the final stages of discovery (i.e., the exchange of information and documents, depositions, etc.). Ballard's motion for preliminary injunction, filed in July, 1998, was denied by the court. A pretrial conference is tentatively scheduled with the court in February, 1999.

          ROGER LEE HEATH v. BAXTER, WALTERS, TOWNSEN, ET AL.

          On or about August 3, 1998, the United States Court of Appeals for the 7th Circuit affirmed the District Court's dismissal of Mr. Heath's lawsuit with prejudice. Subsequently, Mr. Heath filed a petition for a writ of certiorari with the United States Supreme Court. The parties are waiting to see whether the Supreme Court will agree to hear an appeal of this matter.

          OTHER LITIGATION

          The Company is also a party to ordinary routine litigation (including other product liability litigation) incidental to the Company's business.

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          During the fourth quarter of the fiscal year ended September 30, 1998, no matters were submitted to a vote of shareholders.

     CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

          Certain statements contained in this Annual Report and other written and oral statements made from time to time by the Company do not relate strictly to historical or current facts. As such, they are considered "forward-looking statements" which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as "anticipate,"
     "believe," "estimate," "expect," "intend," "may," "could," "possible," "plan," "project," "will," "forecast" and similar words or expressions. The Company's forward-looking statements generally relate to its growth strategies, financial results, product development and regulatory approval programs, and sales efforts. One must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions, including, among others, those discussed below. See "Risk Factors." Consequently, no forward-looking statement can be guaranteed and actual results may vary materially.

          The Company does not undertake to update any forward-looking statement, but investors are advised to consult any further disclosures by the Company on this subject in its filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q, and 8-K (if any), in which the Company discusses in more detail various important factors that could cause actual results to differ from expected or historic results. The Company notes these factors as permitted by the Private Securities Litigation Reform Act of 1995. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

                                 RISK FACTORS

          COMPETITION. The medical device industry is characterized by rapidly evolving technology and increased competition. There are a number of companies that currently offer, or are in the process of developing, products that compete with products offered by the Company, including the Company's flagship TRACH CARE closed suction catheter. Some of these competitors have substantially greater capital resources, research and development staffs and experience in the medical device industry. These competitors may succeed in developing technologies and products that are more effective than those currently used or produced by the Company or that would render some products offered by the Company obsolete or noncompetitive. Competition based on price is becoming an increasingly important factor in customer purchasing patterns as a result of cost containment pressures on, and consolidation in, the health care industry. Such competition has exerted, and is likely to continue to exert, downward pressure on the prices the Company is able to charge for its products. The Company may not be able to offset such downward price pressure through corresponding cost reductions. Price reductions could have an adverse impact on the business, results of operations, financial condition, or cash flows of the Company.

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

          The Company maintains product liability coverage in the amount of $5,000,000 through Medmarc, 4000 Legato Road, Suite 800, Fairfax, Virginia. This is a claims made policy, with a deductible of $10,000 per occurrence and $75,000 aggregate maximum per year. The Company maintains excess liability coverage in the amount of $10,000,000 through American International Group Specialty Lines, Inc., 70 Pine Street, New York, New York. The Company deems this coverage sufficient for its business. However, there can be no assurance that such coverage will ultimately prove to be adequate, or that such coverage will continue to remain available on acceptable terms or any terms at all.

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

          From time to time the Company issues its own common stock in order to acquire other companies. Such increases in the number of outstanding Company shares could have a dilutive effect on the Company's earnings per share and on the Company's book value per share depending upon several factors including: (1) the profitability of the acquired company; (2) the number of shares of Company common stock issued for the acquisition; and (3) whether the transaction can be treated as a pooling of interests. The issuance of Company common stock for material acquisitions could also result in large blocks of Company stock being held by new voting groups and could therefore have an effect on the voting control of the Company.

          The Company prefers whenever possible to use its stock, rather than cash, to acquire other companies and intends to continue this acquisition policy.

          The Company continues to devote substantial management resources to looking for additional companies and product lines to acquire. At almost any given point in time, the Company is in the process of a preliminary review of various potential target companies, or involved in more comprehensive due diligence, or involved in preliminary or final negotiations for the acquisition.

          INTANGIBLES.  As of September  30, 1998, $38,327,628 (17.2%) of
     the Company's total assets consisted of intangible assets (cost in excess of fair value of net assets acquired and patents and other intangibles) net of amortization. $26,524,776 of these intangible assets represent the difference between the purchase price paid by the Company for various acquisitions, and the fair market value of net assets purchased, net of amortization. The approximate amount of amortization expense related to intangibles for fiscal year 1998 was $4,089,000, and this of course reduces net income. There can be no assurance that assets, businesses, and product lines purchased through acquisitions will retain their value. If such acquired assets were to lose value, corresponding goodwill included in intangibles may have to be written off all at once, resulting in a possible significant charge to earnings and earnings per share. The Company periodically reviews the carrying value of its intangible assets based on current and anticipated undiscounted cash flows and recognizes impairment when such cash flows will be less than the carrying values.

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

          SUPPLY OF RAW MATERIALS. Certain of the Company's products are dependent upon raw materials for which there are few sources. So far, the Company has not had any serious problems obtaining needed raw materials.

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

          For the fiscal year ending September 30, 1998, international sales ($18,221,425) were 12.1% of net sales of the Company.

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

          YEAR 2000 ISSUES. The approaching Year 2000 could result in challenges related to computer software, manufacturing and communications equipment, accounting records, and relationships with suppliers and customers. The Company is in the process of addressing the Year 2000 Issue. See "2000 ISSUES."


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

     ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The Company's consolidated balance sheets as of September 30, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1998 are incorporated herein by reference from the Company's Annual Report.

     ITEM 9.   CHANGES   IN  AND   DISAGREEMENTS   WITH  ACCOUNTANTS   ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

          There  are   no  disagreements  on  accounting   and  financial
     disclosure to be disclosed under this Item 9.


                                   PART III

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          DIRECTORS

          The names of the Company's directors and their business experience for at least the last five years are set forth below. There is no arrangement or understanding between any director and any other person pursuant to which the director was or is to be selected as a director or nominee:

           Name, Age, and Position  Director
           with the Company         Since     Principal Occupation
           _______________________  ________  ____________________

           Dale H. Ballard (76)     1978      President, Chief
           President, Chief                   Executive Officer,
           Executive Officer,                 Chairman of the Board
           Chairman of the Board              (1)

           John I. Bloomberg (63)   1981      Managing General
           Director                           Partner, private
                                              investment companies (2)

           J. Dallas VanWagoner     1984      Retired Physician (3)
           (61) Director

           Robert V. Petersen (72)  1986      Professor Emeritus of
           Director                           Pharmaceutics,
                                              University of Utah (4)

           Name, Age, and Position  Director
           with the Company         Since     Principal Occupation
           _______________________  ________  ____________________

           E. Martin Chamberlain    1988      Vice President of
           (58), Vice President of            Regulatory Affairs,
           Regulatory Affairs,                Secretary (5)
           Secretary, Director

           Dale H. Ballard, Jr.     1993      President of Stratco,
           (51), Director                     a financial planning
                                              and investment firm (6)

           Paul W. Hess (44)        1993      General Counsel (7)
           Director,
           General Counsel

          (1) Mr. Ballard has served as President, Chief Executive Officer, and Chairman of the Board of Directors since the formation of the Company in 1978. Mr. Ballard holds a Bachelor of Science Degree in Pharmacy from the University of Utah.

          (2) From July, 1981 to the present, Mr. Bloomberg has been a General Partner of J.I.B. Associates, Bricoleur Partners, Olympic Growth Fund, and Utah Capital Corp., private investment companies. From 1963 to 1981, Mr. Bloomberg's positions included Senior Drug Analyst at Kidder Peabody (1963-1965), Associate Director of Research at CBWL-Hayden Stone, now a part of Shearson/Lehman (1965-1972), Director of Research and Senior Vice President at Ladenberg, Thalmann & Co. (1972-1976), Security Analyst at Alex Brown and Sons (1976-1979), and a Limited Partner and Vice President of Bear Stearns & Co. (1979-1981). Mr. Bloomberg graduated from Amherst College with a B.A. in Chemistry and received an MBA in Business Administration from Harvard Business School in 1962. He is on the Board of Directors of the John Moran Eye Center, University of Utah.

          (3) Dr. VanWagoner received his B.S.E.E. degree from the University of Utah in 1961, and M.S.E.E. in 1964. He graduated from St. Louis University School of Medicine in 1970. He is a board certified obstetrician and gynecologist and a member of the American College of Obstetrics and Gynecology. Dr. VanWagoner has been a clinical instructor with the University of Utah School of Medicine and has assisted companies in the health care industry with numerous research projects. He retired his private practice in November, 1996.

          (4) Dr. Petersen received a B.S. (Honors) in Pharmacy from the University of Utah in 1950, and a Ph.D. in Pharmaceutical Chemistry, with minors in Organic Chemistry and Pharmacology, from the University of Minnesota in 1955. Dr. Petersen has held various academic positions with the University of Utah since 1957 and has been a Professor of Pharmacy since 1967. He was Chairman of the Department of Applied Pharmaceutical Sciences from 1965 to 1978 and

     Chairman of the Department of Pharmaceutics from 1978 to 1982. He retired from the University of Utah July 1, 1992, and now serves as a professor emeritus of pharmaceutics. Dr. Petersen has acted as a consultant to various companies, including Albion Laboratories (1964-1982), Deseret Pharmaceutical Company, Inc. (1970-1989), Sorenco, Inc. (1978-present), Kolmar Laboratories (1983-1987), Sorenson Development (1983-1989, and 1993 - present), Pacific Chemicals of Seoul, Korea (1989-91), and Ciba-Geigy Corporation (1989-91). He served as a member of the board of directors of the American Foundation for Pharmaceutical Education from 1973 to 1975, since 1980 has served as a member of the board of directors for the Drug Standards Division of the United States Pharmacopeia - National Formulary, and in 1990 was appointed to the board of directors of the U.S.P. Committee of Revisions (1990-1995). Dr. Petersen is past president of the American Association of Colleges of Pharmacy and from 1972 to 1987 was the University of Utah College of Pharmacy's liaison to the board of trustees of the Utah Pharmaceutical Association.

          (5) Dr. Chamberlain joined the Company in August, 1982, as a project manager. He received his B.S. degree in Molecular and Genetic Biology in 1967, his Master of Arts degree in Biological Science with a minor in Chemistry in 1969, and his Doctorate in Biology with Biochemistry as an allied field in 1973. Between 1974 and 1981, he held a faculty appointment with the University of Utah, working with the Departments of Biology and the School of Medicine's Department of Obstetrics and Gynecology, in biological and medical research. Dr. Chamberlain became Vice President in October, 1993 in addition to his appointment as Secretary of the Company in 1983. In July, 1994 he became Vice President of Regulatory Affairs. He served as Director of Quality Assurance for the Company from 1986 to 1994.

          (6) Dale H. Ballard, Jr. is the son of Dale H. Ballard, the Company's Chief Executive Officer. Dale Ballard, Jr. graduated from Brigham Young University in 1970, with a Bachelor of Science Degree in Business Management, with minors in Accounting and Economics. From 1972 until April, 1992, he owned and operated Ballard Construction Company, a closely-held corporation engaged principally in the business of road and asphalt construction. From approximately 1977 to April, 1992, Mr. Ballard also operated a property management business called Empire Properties. Empire Properties was a wholly-owned subsidiary of Ballard Construction Company. In April, 1992, Mr. Ballard sold his construction and landscaping businesses. Subsequently he formed a new financial planning and investment company called Stratco.

          (7) Paul W. Hess joined the Company as in-house counsel in August, 1993. He had served as outside general corporate counsel for the Company, through his former law firm Strong & Hanni, since approximately 1985. In October, 1993, Mr. Hess was elected and appointed by the Board of Directors as General Counsel. Mr. Hess worked as an attorney for Strong & Hanni from 1981 until 1993. He received his B.S. degree in Accounting from Brigham Young University in 1978 and his Juris Doctorate degree from the University of Utah College of Law in 1981. Mr. Hess is also a Certified Public Accountant.

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

          Name and Age                  Background
          ____________                  __________

          Dale H. Ballard (76)          President, Chief Executive
                                        Officer, Chairman of the Board (1)

          Harold R. ("Butch")           Executive Vice President,
          Wolcott (52)                  General Manager (2)

          E. Martin Chamberlain (58)    Vice President of Regulatory
                                        Affairs and Corporate Secretary (3)

          Donald C. Eiring (49)         Vice President of Sales for
                                        Critical Care Division (4)

          Dennis B. Cox (45)            Vice President of Sales for
                                        Interventional Division (5)

          Clyde H. Baker (43)           Vice President of Sales for
                                        Primary Care Division (6)

          Chris Thomas (39)             Vice President of Corporate
                                        Development (7)

          R. Dennis Eyre (57)           Vice President of Marketing for
                                        Critical Care Division (8)

          Bradford D. Bell (49)         Vice President of International
                                        Division (9)

          Kenneth R. Sorenson (55)      Treasurer and Chief Financial
                                        Officer (10)

          Paul W. Hess (44)             General Counsel (11)

          (1)  See "Directors".

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

          (3)  See "Directors".

          (4) Mr. Eiring has been an employee of Ballard since April 27, 1992. He has served as Vice President of Sales for Critical Care Division since July, 1998. From July, 1997 to July, 1998, he served as National Sales Manager. Prior to July, 1998, Mr. Eiring was a Division Manager over sales representatives. He started as a Division Manager in the Ohio Division in October, 1993 and was transferred to the Chicago Division in October, 1995.

          (5) Mr. Cox joined Ballard in May, 1995 in connection with Ballard's acquisition of Cox Medical Enterprises, Inc. In February, 1998, Mr. Cox was appointed Vice President of Sales for Interventional Division. From May, 1995 to February, 1998, he served as a Product Manager and Marketing Manager for endoscopy and enteral feeding products of Ballard. From June, 1989 until May, 1995, Mr. Cox was Vice President of Cox Medical Enterprises, Inc.

          (6) Mr. Baker joined Ballard and was appointed Vice President of Sales for Ballard's Primary Care Division in December, 1998. From June, 1997 to December, 1998 he was the Vice President of U.S. Sales Cardiovascular Surgery, Baxter Cardiovascular Group, Baxter Healthcare in Irvine, California. From June, 1994 to May, 1997 he was the Senior Vice President of the Customer Satisfaction Group (sales, marketing, new product development, regulatory, customer service) of Research Medical, Inc. in Midvale, Utah.

          (7)  Mr.  Thomas  has been  an  employee of  the  Company since
     October, 1988. He was appointed Vice President of Corporate Development in February 12, 1998. From November, 1997 to February, 1998 he served as Executive Director of Strategic Accounts. From November, 1995 to November, 1997 he served as Director of Strategic Accounts. He served as National Accounts Manager from August, 1994 to November, 1995. Prior to that, he was a Division Manager over sales representatives in the Mideast Division. Prior to August, 1991 he was a sales representative for Ballard.

          (8) Mr. Eyre has served as Vice President of Marketing for Critical Care Division since July, 1998. From February, 1998 to July 1998, he was Vice President of the Critical Care Division. Mr. Eyre joined the Company in 1995 as Director of International Sales. He served in this role until becoming Vice President in February, 1998. For a period of nineteen years prior to joining the Company, Mr. Eyre worked for Deseret Medical and its acquiror, Becton Dickinson Vascular Access, as director of field sales.

          (9) Mr. Bell was appointed Vice President of Sales and Marketing on August 1, 1994. He served as Director of Marketing for Ballard since October, 1991. Prior to coming to work for Ballard, Mr. Bell worked for Bard Access Systems (formerly named Davol/Cath Tech, Inc.), where he served as Director of Marketing from the fall of 1988 until October, 1991.

          (10) Mr. Sorenson joined the Company in July, 1985. He has worked in the Company's Finance Department since joining the Company. He became Treasurer of the Company in August, 1985. Mr. Sorenson is a graduate of Brigham Young University in Accounting.

          (11) See "Directors".

     SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

          Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers to file reports of ownership and changes in ownership of the Company's Common Stock with the Securities and Exchange Commission and the New York Stock Exchange, and the Company is required to identify any of those individuals who failed to file such reports on a timely basis. To the best of the Company's knowledge, based upon a review of such reports furnished to the Company and written representations that no other reports were required, there were no late filings by the Company's directors or executive officers in fiscal year 1998.

     ITEM 11.  EXECUTIVE COMPENSATION

     DIRECTORS

          During the fiscal year ended September 30, 1998, each of the members of the Board of Directors received $500 in cash compensation for his services as a director. There is no standard agreement pursuant to which the directors are compensated for their services.

     EXECUTIVE OFFICERS

          The following table sets forth the compensation paid or awarded by the Company to the Company's Chief Executive Officer and all of the Company's other executive officers who are considered "highly compensated" under regulations promulgated by the Securities and Exchange Commission, for each of the fiscal years ended September 30, 1998, 1997, and 1996:

                          SUMMARY COMPENSATION TABLES

     ANNUAL COMPENSATION
                                                                OTHER
                               FISCAL                          ANNUAL
                                 YEAR                         COMPEN-
           NAME AND PRINCIPAL   ENDED                BONUS     SATION
           POSITION              9/30  SALARY ($)      ($)        ($)

           Dale H. Ballard,      1998     250,000   40,767        (1)
           President             1997     233,333   45,678        (1)
                                 1996     200,000   40,595        (1)

                                                                0THER
                               FISCAL                          ANNUAL
                                 YEAR                         COMPEN-
           NAME AND PRINCIPAL   ENDED                BONUS     SATION
           POSITION              9/30  SALARY ($)      ($)        ($)

           Harold R. "Butch"     1998     149,667   43,631        (1)
           Wolcott, Executive    1997     140,333   45,381        (1)
           Vice President        1996     132,500   35,038        (1)

           Donald C. Eiring,     1998     105,833    5,000        (1)
           Vice President        1997      93,333        0        (1)
                                 1996     105,529        0        (1)

           Dennis B. Cox,        1998     124,167        0        (1)
           Vice President        1997     125,000        0        (1)
                                 1996     125,000        0        (1)

           Chris Thomas,         1998     119,683   22,818        (1)
           Vice President        1997      98,333   20,676        (1)
                                 1996      84,167   15,000        (1)

           R. Dennis Eyre,       1998      83,834   24,329        (1)
           Vice President        1997      79,583   23,546        (1)
                                 1996      75,000   16,332        (1)

           Bradford D. Bell,     1998     133,333    1,056        (1)
           Vice President        1997     134,167   40,969        (1)
                                 1996     120,833   31,001        (1)

           Kenneth R.            1998      97,333   28,001        (1)
           Sorenson, Chief       1997      91,333   28,160        (1)
           Financial Officer     1996      84,750   20,867        (1)

           Paul W. Hess          1998     125,236   15,008        (1)
           General Counsel       1997     111,769   21,481        (1)
                                 1996     133,750   15,696        (1)

     LONG-TERM COMPENSATION (2)

                                                SECURITIES  ALL OTHER
                                    FISCAL      UNDERLYING    COMPEN-
           NAME AND PRINCIPAL   YEAR ENDED         OPTIONS     SATION
           POSITION                   9/30  GRANTED (#)(3)     ($)(5)

           Dale H. Ballard,           1998         (4) N/A      (6) 0
           President                  1997         (4) N/A      (6) 0
                                      1996         (4) N/A      (6) 0

           Harold R. ("Butch")        1998               0      3,173
           Wolcott, Executive         1997           8,000      5,852
           Vice President             1996           6,000      6,225

           Donald C. Eiring,          1998               0      4,258
           Vice President             1997           5,000      3,909
                                      1996           5,000      3,846

                                                SECURITIES  ALL OTHER
                                    FISCAL      UNDERLYING    COMPEN-
           NAME AND PRINCIPAL   YEAR ENDED         OPTIONS     SATION
           POSITION                   9/30  GRANTED (#)(3)     ($)(5)

           Dennis B. Cox,             1998               0      4,758
           Vice President             1997           2,000      5,208
                                      1996           2,000      5,000

           Chris Thomas,              1998               0      3,975
           Vice President             1997           6,000      3,375
                                      1996           4,000      4,567

           R. Dennis Eyre,            1998               0      3,887
           Vice President             1997           4,000      3,317
                                      1996           3,000        750

           Bradford D. Bell,          1998               0      5,108
           Vice President             1997           5,000      5,592
                                      1996           5,000      7,408

           Kenneth R.                 1998               0      4,162
           Sorenson,                  1997           5,000      3,185
           Chief Financial            1996           5,000      5,669
           Officer

           Paul W. Hess,              1998               0      5,223
           General Counsel            1997           4,000      5,024
                                      1996           4,000      5,515

          (1) The personal benefits and perquisites received by the named executives were less than the reporting thresholds established by the Securities and Exchange Commission (the lesser of $50,000 or 10% of the individual's cash compensation).

          (2)  The  Company  does  not   have  benefit  plans   involving
     Restricted Stock Awards, Stock Appreciation Rights (SARs), or Long-Term Incentive Plans (LTIPs)

          (3) There were no option grants to any executive officer during the fiscal year ended September 30, 1998.

          (4) No options have ever been granted to Mr. Ballard under any of the Company's Incentive Stock Option Plans.

          (5) These figures represent the Company's contributions to its 401(k) retirement plan for the benefit of the named executives. Messrs. Eiring, Cox, Thomas, Bell, and Sorenson are 100% vested, Messrs. Wolcott and Hess are 80% vested, and Mr. Eyre is 40% vested.

          (6) Mr. Ballard is not a participant in the Company's 401(k) plan.

     AGGREGATED OPTION EXERCISES IN FISCAL YEAR ENDED SEPTEMBER 30, 1998

                                        Number of
                   Shares               Securities          Value of
                 Acquired               Underlying         Unexercised
                       on     Value    Unexercised        In-the-Money
                 Exercise  Received  Options at Year       Options at
      Name            (#)       ($)      End (#)        Year End ($) (1)

                                       Exer-  Unexer-       Exer-  Unexer-
                                     cisable  cisable     cisable  cisable

      Dale H.
      Ballard         N/A       N/A      N/A      N/A         N/A      N/A

      Harold R.
      ("Butch")
      Wolcott       6,767    82,050   14,000        0      20,500        0

      E. Martin
      Chamber-
      lain              0         0   10,000        0      16,875        0

      Donald C.
      Eiring        3,000    33,562    8,000        0      10,000        0

      Dennis B.
      Cox               0         0    2,000        0         250        0

      Chris
      Thomas        4,000    32,000    6,000        0         750        0

      R. Dennis
      Eyre              0         0    4,000        0         500        0

      Bradford
      D. Bell      10,000   153,825   29,600        0     201,625        0

      Kenneth
      R.
      Sorenson          0         0   15,000        0      63,125        0

      Paul W.
      Hess              0         0    8,000        0      13,500        0

          (1) The fair market value (i.e., the closing price) of the Company's common stock on September 30, 1998 ($20 per share) minus the exercise price.

     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

          The full Board of Directors functions as the Company's Compensation Committee. The Board has no separate Compensation Committee. The following Board members are also employees and executive officers of the Company:

               Dale H. Ballard, Chairman of the Board, CEO, and President

               E. Martin Chamberlain, Vice President of Regulatory Affairs and Secretary

               Paul W. Hess, General Counsel

     Dale  H. Ballard, Jr., also  a Board member,  is the son  of Dale H.
     Ballard.

          During  the last  completed fiscal  year, any  deliberations in
     Board  meetings   regarding  executive  officer   compensation  were
     participated in by all members of the Board.

     STOCK OPTION COMMITTEE

          The Company's incentive stock option plans (the "Plans") are administered by two stock option committees. Stock Option Committee A ("Committee A") is authorized to grant options only to employees who are not also officers or directors of the Company. Stock Option Committee B ("Committee B") is authorized to grant options only to employees who are also officers or directors of the Company.

          Committee B was originally formed in response to old Rule 16b-3 promulgated by the Securities and Exchange Commission ("SEC").
     Section 16(b) enables an issuer (or one of its shareholders) to bring suit to recover profits gained by an insider from short-swing transactions. A transaction which meets the requirements of Rule 16b-3 is exempt from Section 16(b) of the Securities Exchange Act of 1934.

          Rule 16b-3 was amended by the SEC, effective August 15, 1996. Old Rule 16b-3 required, among other things, that option grants to officers and directors, be made by the full Board of Directors (if each member is a "disinterested person"), or by a committee of two or more directors, each of whom is a "disinterested person". A "disinterested person" is a director who is not, during the one year prior to service as an administrator of the applicable Plan, or during such service, granted or awarded options pursuant to any Plan.

          The August, 1996 amendment to Rule 16b-3, among other things, eliminated the need to have a committee of "disinterested persons" for such option grants to officers and directors. Nevertheless, in an August, 1996 Special Meeting of the Company's Board of Directors, the Board voted to continue the practice of administering the Company's Plans through the existing Committee A and Committee B.

          Each Committee must be comprised of two persons, both of whom must be members of the Board of Directors. However, members of Committee B must be "disinterested persons" as defined above. Committee A is currently comprised of Dale H. Ballard (the President of the Company) and E. Martin Chamberlain (a Vice President and the Secretary of the Company). Committee B is currently comprised of Dale H. Ballard and J. Dallas VanWagoner, M.D., both of whom are

     "disinterested  persons".   Dr.  VanWagoner is  not  an employee  or
     officer of the Company.

     NO EMPLOYMENT CONTRACTS

          The  Company  has  no  written  employment  contract  with  any executive officer. Like all but a very few of the Company's employees, the executive officers are "at-will employees", meaning either the employee or the Company can terminate the employment relationship at any time for any reason or for no reason.

              BOARD OF DIRECTORS REPORT ON EXECUTIVE COMPENSATION

     COMPENSATION POLICIES

          The Board of Directors establishes and periodically reviews the compensation of the Chief Executive Officer. Compensation of other executive officers has been left to the judgment and discretion of Dale H. Ballard, Chief Executive Officer. The Board has left such other compensation to the discretion of the CEO because the compensation levels of all such executive officers have historically been reasonable in the judgment of the Board of Directors, and because the Company has been successful under Mr. Ballard's leadership and under this compensation system.

          There is no specific relationship of corporate performance to executive compensation. No formula or specific evaluation procedure is followed. Rather, the compensation policy is subjective and informal. However, compensation for executives is based generally on the principles that compensation must (1) be competitive with other quality companies in order to help motivate and retain the talent needed to grow the Company's business; and (2) provide a strong incentive for key personnel and sales representatives to achieve the Company's goals.

          The Company has a history of relying upon incentive stock options as an important element of each executive's compensation package. This program has generally enabled the Company to keep salaries and bonuses at relatively modest levels. The Company's successful sales and profit record suggests, we believe, that these principles which form the basis for our compensation program have delivered the desired results.

     ELEMENTS OF EXECUTIVE COMPENSATION

          It has been the Company's policy for many years that the executive compensation program consists of base salary, bonuses, insurance benefits, and stock options. In addition, the Company has provided automobiles to its executive officers and certain other key employees.

          The Company's salary levels are determined by comparisons with companies of similar size and complexity in the health care industry. Salary increases are determined in view of the financial performance of the Company, the individual performance of the executive, and any promotions of, or increased responsibilities assumed by, the executive. Bonuses are determined by the Chief Executive Officer at the end of each fiscal year, based upon these same factors. Bonuses are completely discretionary and are not based upon any formula.

          All employee stock options are granted pursuant to one of the Company's incentive stock option plans. The Company makes incentive stock option grants periodically at no less than 100% of the market price on the effective date of the grant.

          In addition to the above compensation, executive officers, along with all employees of the Company, are eligible to participate in the Company's 401(k) retirement plan. This plan is available to all employees after they have been employed by the Company for at least one year. The plan allows employees to make contributions to the plan from salary reductions each year, up to an annual limit which is generally 15% of a participant's annual compensation.
     Under the 401(k) plan, the Company matches a participant's contribution up to 4% of his or her salary. Employees are always fully vested in their own contributions and become fully vested in any contributions made by the Company after six years of service.

     COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

          The compensation of Dale H. Ballard, Chairman of the Board and Chief Executive Officer, consists of a base salary, typically an annual bonus, insurance benefits, and the use of a vehicle. At no time in the Company's history has Mr. Ballard received incentive stock options under any incentive stock option plan. In addition, Mr. Ballard is not a participant in the Company's 401(k) retirement plan.

          There is no specific relationship between the Company's performance and Mr. Ballard's compensation. Again, only a subjective, informal policy is followed. The Board of Directors periodically reviews Mr. Ballard's base salary and bonus and approves his compensation based on the Board's evaluation of his performance, his length of service as Chief Executive Officer, and competitive Chief Executive Officer pay information. Mr. Ballard has historically determined his own salary and bonus. The Company has enjoyed an overall strong performance, and Mr. Ballard has been the Company's able Chief Executive Officer from the Company's formation.

          The Board feels that Mr. Ballard has been under compensated over the years in view of his excellent performance as Chief Executive Officer.

     SECTION 162(m) POLICY.

          Under Section 162(m) of the Internal Revenue Code, no income tax deduction is allowed to a publicly held corporation for remuneration paid to certain executive officers (including the CEO) to the extent that the amount of such remuneration with respect to any given employee/executive officer for the taxable year exceeds $1,000,000. The Board's current policy is that the Company will not pay remuneration to any one employee during a given tax year which would not be deductible by the Company because of the Section 162(m) limits.

                                        BOARD OF DIRECTORS

                                        Dale H. Ballard, Chairman
                                        John I. Bloomberg
                                        J. Dallas VanWagoner
                                        Robert V. Petersen
                                        E. Martin Chamberlain
                                        Dale H. Ballard, Jr.
                                        Paul W. Hess


                            STOCK PERFORMANCE GRAPH

          The following graph shows the yearly percentage change in cumulative total shareholder return on the Company's Common Stock during the preceding five fiscal years ended September 30, 1998, compared with the Standard & Poor's 500 Stock Index and the published Standard & Poor's Health Care (Medical Products and Supplies) Industry Index. The comparison assumes $100 were invested on September 30, 1993 in the Company's Common Stock, and in each of the foregoing indices the comparison assumes reinvestment of dividends.

     WRITTEN DESCRIPTION OF THE STOCK PERFORMANCE GRAPH
     FOR EDGAR FILING.

          The graph line of each of these three securities is described below:

          BALLARD MEDICAL PRODUCTS.   The graph shows that  $100 invested
     in Ballard Medical Products Common Stock on September 30, 1993 would be worth the following values on the respective dates shown:

                         September 30, 1994        62
                         September 30, 1995        99
                         September 30, 1996       117
                         September 30, 1997       146
                         September 30, 1998       121

          S&P 500.   The graph  shows that $100  invested in the  S&P 500
     Index on September 30, 1993 would be worth the following values on the respective dates shown:

                         September 30, 1994       104
                         September 30, 1995       135
                         September 30, 1996       162
                         September 30, 1997       227
                         September 30, 1998       248

          S&P HEALTH CARE (MEDICAL PRODUCTS AND SUPPLIES). The graph shows that $100 invested in the S&P Health Care (Medical Products and Supplies) Index on September 30, 1993 would be worth the following values on the respective dates shown:

                         September 30, 1994       128
                         September 30, 1995       207
                         September 30, 1996       249
                         September 30, 1997       307
                         September 30, 1998       371

     ITEMS 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT

                            PRINCIPAL STOCKHOLDERS

          So far as is known to management, as of September 30, 1998, the following persons owned beneficially more than 5% of the outstanding shares of the Company's Common Stock:

           NAME AND ADDRESS     AMOUNT AND NATURE       PERCENTAGE OF
           OF BENEFICIAL            OF BENEFICIAL  OUTSTANDING COMMON
           OWNER                        OWNERSHIP           STOCK (1)

           State Farm Mutual
           Automobile
           Insurance Company
           One State Farm
           Plaza,
           Bloomington, IL
           61710                    (2) 2,264,502               7.14%

           State of Wisconsin
           Investment Board         (3) 3,096,100               9.76%
           121 East Wilson
           St., P.O. Box
           7842, Madison, WI
           53207

           FMR Corp.                (4) 3,687,300              11.62%
           82 Devonshire St.
           Boston, MA 02109-
           3614

          (1) All percentages are calculated on the basis of outstanding shares of common stock, plus shares (in the denominator) which could be acquired within 60 days of September 30, 1998 by the exercise of outstanding stock options.

          (2)  The shares held by State Farm are owned as follows:

                                                                   Shares

               State Farm Balanced Fund                           427,751

               State Farm Growth Fund, Inc.                       820,000

               Mutual Automobile Insurance                      1,016,751
                                                                _________

                    Total                                       2,264,502

          (3) The shares held by the State of Wisconsin are owned as follows:

                                                                   Shares

               Investment Board                                 1,484,600

               Investment Board -
               Variable Retirement Trust Fund                   1,611,500
                                                                _________

                    Total                                       3,096,100

          (4)  The shares held by FMR Corporation are owned as follows:

                                                                   Shares

               Advisor Health Care Fund                            31,100

               FMR Corporation                                    557,500

               Fidelity International Ltd. (Bermuda)               18,600

               Fidelity Low Priced Stock Fund                   2,668,600

               Fidelity New Millennium Fund                        77,200

               Select Portfolios Biotechnology                    334,300
                                                                _________

                    Total                                       3,687,300

                         STOCK OWNERSHIP OF MANAGEMENT

          The following table sets forth, as of September 30, 1998, the number of shares of Common Stock of the Company beneficially owned by each of the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group:

                                             AMOUNT AND    PERCENTAGE
                                              NATURE OF            OF
                                             BENEFICIAL   OUTSTANDING
           BENEFICIAL OWNER,                  OWNERSHIP  COMMON STOCK
           POSITION WITH COMPANY           (SHARES) (4)           (1)


           Dale H. Ballard, President,         Direct 0
           CEO and Chairman of the         (2) Indirect
           Board                              1,063,769
                                            Exercisable
                                            Options N/A
                                        Total 1,063,769         3.35%

           John I. Bloomberg, Director       Direct 800
                                             Indirect 0
                                            Exercisable
                                            Options N/A
                                              Total 800           (3)

           J. Dallas VanWagoner, M.D.      Direct 2,700
           Director                          Indirect 0
                                            Exercisable
                                            Options N/A
                                            Total 2,700           (3)

           Robert V. Petersen,               Direct 676
           Director                          Indirect 0
                                            Exercisable
                                            Options N/A
                                              Total 676           (3)

           E. Martin Chamberlain,              Direct 0
           Director, Vice President of       Indirect 0
           Regulatory Affairs, and          Exercisable
           Secretary                     Options 10,000
                                           Total 10,000           (3)

           Dale H. Ballard, Jr.,          Direct 46,534
           Director                      Indirect 1,651
                                            Exercisable
                                            Options N/A
                                           Total 48,185           (3)

                                             AMOUNT AND    PERCENTAGE
                                              NATURE OF            OF
                                             BENEFICIAL   OUTSTANDING
           BENEFICIAL OWNER,                  OWNERSHIP  COMMON STOCK
           POSITION WITH COMPANY           (SHARES) (4)           (1)

           Paul W. Hess, Director,             Direct 0
           General Counsel               Indirect 1,466
                                            Exercisable
                                          Options 8,000
                                            Total 9,466           (3)

           Harold R. ("Butch")                 Direct 0
           Wolcott, Executive Vice           Indirect 0
           President and General            Exercisable
           Manager                       Options 14,000
                                           Total 14,000           (3)

           Donald C. Eiring,               Direct 1,024
           Vice President of Sales for       Indirect 0
           Critical Care Division           Exercisable
                                          Options 8,000           (3)
                                            Total 9,024

           Dennis B. Cox,                      Direct 0
           Vice President of Sales for       Indirect 0
           Interventional Division          Exercisable
                                          Options 2,000
                                            Total 2,000           (3)

           Chris Thomas,                       Direct 0
           Vice President of Sales for       Indirect 0
           Corporate Development           Exerciseable
                                          Options 6,000
                                            Total 6,000           (3)

           R. Dennis Eyre,                     Direct 0
           Vice President of Marketing       Indirect 0
           for Critical Care Division       Exercisable
                                          Options 4,000
                                            Total 4,000           (3)

           Bradford D. Bell, Vice          Direct 1,000
           President of International        Indirect 0
           Sales                            Exercisable
                                         Options 29,600
                                           Total 30,600           (3)

           Kenneth R. Sorenson,              Direct 534
           Treasurer                         Indirect 0
                                            Exercisable
                                         Options 15,000           (3)
                                           Total 15,534

                                             AMOUNT AND    PERCENTAGE
                                              NATURE OF            OF
                                             BENEFICIAL   OUTSTANDING
           BENEFICIAL OWNER,                  OWNERSHIP  COMMON STOCK
           POSITION WITH COMPANY           (SHARES) (4)           (1)

           All directors and executive    Direct 53,268
           officers as a group (15             Indirect
           persons)                           1,066,886
                                            Exercisable
                                         Options 96,600
                                        Total 1,216,754         3.83%

          (1) All percentages are calculated on the basis of outstanding shares of common stock, plus shares which could be acquired, within 60 days of September 30, 1998, by the exercise of outstanding stock options.

          (2)  These shares are owned as follows:                  Shares

               Dale H. Ballard Family Living Trust                641,120

               Alice B. Ballard Family Living Trust               422,289

               Indirect ownership through
               Ballard Family Properties, Ltd.                        360

                    Total                                       1,063,769

          (3)  Percentage of shares owned does not exceed 1%.

          (4) "Exercisable Options" listed indicate shares of common stock which could be acquired by the exercise of incentive stock options held by executive officers, exercisable within 60 days of September 30, 1998.


                                    PART IV

     ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a) DOCUMENTS FILED AS PART OF REPORT

               1.   CONSOLIDATED FINANCIAL
                    STATEMENTS

          The following are included in the Annual Report incorporated by reference into Parts I and II of this report:

               Independent Auditor's Report, dated November 13, 1998;

               Consolidated Balance  Sheets as of September  30, 1998 and
               1997;

               Consolidated Statements of Operations for the Years Ended September 30, 1998, 1997, and 1996;

               Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 1998, 1997, and 1996;

               Consolidated Statements of Cash Flows for the Years Ended September 30, 1998, 1997 and 1996;

               Notes to Consolidated Financial Statements.

               2.   CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

          The following are included in this report:

               Independent Auditors' Report dated November 23, 1998;

               Supplemental Schedule II - Valuation Accounts for the Three Years Ended September 30, 1998;

               Other schedules required by Rule 5.04 of Regulation S-X are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or related notes.

               3.   EXHIBITS

          See "Ballard Medical Products Index to Exhibits" attached to this report.

          (b)  REPORTS ON FORM 8-K

          On March 10, 1998 and July 14, 1998 the Company filed Form 8-Ks with regard to its acquisition of Tri-Med. The Company filed an amended Form 8-K on July 20, 1998 to voluntarily restate its financial statements to reflect the pooling of interests in its acquisition of Tri-Med.

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

     Date:  December 30, 1998           BALLARD MEDICAL PRODUCTS

                                        By:  Dale H. Ballard,
                                             President, Director
                                             (Principal Executive
                                             Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Date:  December 30, 1998           By:  Dale H. Ballard
                                             Director

     Date:  December 30, 1998           By:  E. Martin Chamberlain
                                             Director

     Date:  December 30, 1998           By:  Dale H. Ballard, Jr.
                                             Director

     Date:  December 30, 1998           By:  Paul W. Hess
                                             Director

     Date:  December 30, 1998           By:  Kenneth R. Sorenson
                                             Treasurer (Principal
                                             Financial Officer)

     INDEPENDENT AUDITORS' CONSENT AND REPORT ON SCHEDULES

     To the Board of Directors and Stockholders of Ballard Medical Products:

          We consent to the incorporation by reference in Registration Statement Nos. 33-23232, 33-34384, 33-43910, 33-50040, 333-18661,
     and 333-59471 on Form S-3 and in Registration Statement Nos. 2-90684, 2-94306, 33-0840, 33-17698, 33-25628, 33-36851, 33-41720, 33-
     56302,  33-73194, 33-57735,  333-01941, 333-22827, and  333-59465 on
     Form S-8 of Ballard Medical Products (the Company) of our report dated November 23, 1998 (December 23, 1998 as to the second paragraph of Note 11), appearing in this Annual Report on Form 10-K of the Company for the year ended September 30, 1998.

          Our audits of the financial statements referred to in our aforementioned report also included the financial statement schedules of the Company which are included in this Annual Report on Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                    Deloitte & Touche LLP
                                                     Salt Lake City, Utah
                                                        December 29, 1998

     SUPPLEMENTAL SCHEDULE II
     BALLARD MEDICAL PRODUCTS
     VALUATION ACCOUNTS
     FOR THE THREE YEARS IN THE PERIOD
     ENDED SEPTEMBER 30, 1998

                       BALANCE AT    ADDITION     WRITE-OFFS  BALANCE AT
                        BEGINNING          TO            AND      END OF
                          OF YEAR   ALLOWANCE     DEDUCTIONS        YEAR

      ALLOWANCE FOR
      DOUBTFUL
      ACCOUNTS:

           1998          $858,000  $1,845,000   $(1,738,000)    $965,000

           1997          $192,000  $1,226,000     $(560,000)    $858,000

           1996          $125,000     $67,000           None    $192,000

      ALLOWANCE FOR
      SALES RETURNS
      AND REBATES:

           1998        $1,660,000        None           None  $1,660,000

           1997          $805,000    $965,000     ($110,000)  $1,660,000

           1996          $500,000    $305,000           None    $805,000

      ALLOWANCE FOR
      INVENTORY
      OBSOLESCENCE:

           1998        $1,116,948       $None     $(366,948)    $750,000

           1997          $652,917    $601,860     $(137,829)  $1,116,948

           1996          $130,453    $522,464           None    $652,917

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
                  Incorporation

       3.4        Amended and Restated  Incorporated herein by
                  Bylaws, dated         reference to Exhibit 3.3 to
                  October 12, 1992      Form 10-K, filed December
                                        24, 1992.

       4.1        See Exhibits 3.1,
                  3.2, 3.3, 3.4, 10.1,
                  10.2, 10.3, 10.4,
                  10.5, 10.6, 10.7,
                  10.8 and 10.9

       9          None

      10.1        Material Contract:    Incorporated herein by
                  1988 Incentive Stock  reference to the
                  Option Plan           Registration Statement on
                                        Form S-8, filed November
                                        18, 1988, Registration No.
                                        33-25628.

      EXHIBIT
      NO.         EXHIBIT DESCRIPTION   SEQUENTIALLY NUMBERED PAGE

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

      10.6        Material Contract:    Incorporated herein by
                  1994 Incentive Stock  reference to Exhibit 10.8
                  Option Plan           to Form 10-K filed December
                                        15, 1994.

      10.7        Material Contract:    Incorporated herein by
                  1995 Incentive Stock  reference to Exhibit 10.9
                  Option Plan           to Form 10-K filed December
                                        8, 1995.

      10.8        Material Contract:    Incorporated herein by
                  1996 Incentive Stock  reference to Exhibit 10.10
                  Option Plan           to Form 10-K filed December
                                        9, 1996.

      10.9        Material Contract:    Incorporated herein by
                  1997 Incentive Stock  reference to Exhibit 10.9
                  Option Plan           to Form 10-K filed December
                                        15, 1997.

      EXHIBIT
      NO.         EXHIBIT DESCRIPTION   SEQUENTIALLY NUMBERED PAGE

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
                  named therein)

      11          Computation of        p. 43
                  Income Per Common
                  Share and Common
                  Equivalent Share

      12          Not Applicable

      13          Ballard Medical       p. 44
                  Products 1998 Annual
                  Report for the year
                  ended September 30,
                  1998

      16          Not Applicable

      18          Not Applicable

      21          Subsidiaries of       p. 103
                  Ballard Medical
                  Products

      22          Not Applicable

      24          Not Applicable

      25          Not Applicable

      26          Not Applicable

      EXHIBIT
      NO.         EXHIBIT DESCRIPTION   SEQUENTIALLY NUMBERED PAGE

      27          Financial Data        p. 105
                  Schedule

      28          Not Applicable

                                  EXHIBIT 11

     BALLARD MEDICAL PRODUCTS

     COMPUTATION OF INCOME PER COMMON SHARE
     AND COMMON SHARE - ASSUMING DILUTION
     FOR THE THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 1998

                                   Period                            Income
                     Cumulative      Out-     Average         Net       Per
                         Shares  Standing      Shares       Income    Share

       Income
       per
       common
       share -
       basic:
       1998      11,047,301,335       365  30,266,579  $32,013,520    $1.06

       1997      10,738,074,430       365  29,419,382   31,262,739    $1.06

       1996      10,258,531,225       365  28,105,565   25,909,521    $0.92

       Income
       per
       common
       share -
       diluted:

       1998      11,260,031,000       365  30,849,400  $32,013,520    $1.04

       1997      11,056,029,215       365  30,290,491   31,262,739    $1.03

       1996      10,816,966,625       365  29,635,525   25,909,521     0.87

                                  EXHIBIT 13

                           BALLARD MEDICAL PRODUCTS
                                 ANNUAL REPORT
                                     1998
                               CORPORATE PROFILE

          Ballard Medical Products is an innovative medical technology company, offering a range of specialized medical devices. Our products are sold in 62 countries, and the customers purchasing our products include more than 12,500 hospitals and other medical care facilities worldwide.

     Since going public in 1983, the Company has enjoyed a very successful history of growth, as shown in the following chart:

                            Consolidated Net Sales
                                   (Approx.)
                            ______________________

                         1983                $100,000
                         1984                 300,000
                         1885               2,200,000
                         1986               5,400,000
                         1987               9,600,000
                         1988              15,100,000
                         1989              20,600,000
                         1990              29,100,000
                         1991              38,300,000
                         1992              49,800,000
                         1993              69,600,000
                         1994              71,400,000
                         1995              90,000,000
                         1996             109,900,000
                         1997             132,700,000
                         1998             150,100,000

          The chart below shows our net income growth over the last five years:
                                  Net Income
                                   (Approx.)
                                  __________

                         1994             $17,300,000
                         1995              21,900,000
                         1996              25,900,000
                         1997              31,300,000
                         1998              32,000,000

          As used in this report, the term the "Company" refers to Ballard Medical Products ("Ballard") and its subsidiaries: Medical Innovations Corporation ("MIC"), Ballard Real Estate Holdings, Inc. ("BREH"), Ballard Purchase Corporation ("BPC"), Ballard International, Inc. ("BI"), Mist Assist, Inc. ("Mist Assist"), (Ballard Medical Products (Canada) Inc. dba Preferred Medical Products ("PMP"), Plastic Engineered Products Company ("PEPCO"),

     Cardiotronics Systems, Inc. ("Cardiotronics"), and Tri-Med
     Specialties, Inc. ("Tri-Med").

          At September 30, 1998, the Company employed 1,398 people in 10 countries.

          The Company's common stock is traded on the New York Stock Exchange under the symbol BMP.


                                1998 IN REVIEW

          Fiscal year 1998 was another record setting year for the Company. The table below compares highlights of fiscal year 1998 to 1997 (see also "Consolidated Statements of Operations" and
     "Consolidated Balance Sheets" herein):

                                                1998           1997
                                                ____           ____

          Net Sales                     $150,062,671   $132,743,037

          Net Income                     $32,013,520    $31,262,739

          Earnings Per Share                   $1.04          $1.03

          International Sales            $18,221,425    $12,289,986

          Cash and Cash Equivalents      $10,231,524    $21,624,043

          Investments                    $60,327,337    $26,628,312

          Total Current Assets          $134,585,612   $100,936,673

          Total Assets                  $222,688,188   $194,192,382

          Current Liabilities             $7,240,883    $12,950,419

          Long Term Debt                          $0             $0

          Stockholders' Equity          $215,447,305   $181,241,963

          Return on Equity                     14.9%          17.2%

          Return on Assets                     14.4%          16.1%

          Current Ratio                    18.6 to 1       7.8 to 1

          We continue to be very pleased with these results, particularly in view of the increasing pricing and competitive pressures on many of our products. We believe that in spite of world economic problems in general, international markets still offer the Company important growth opportunities.

          For the first time in the Company's history, net sales to unaffiliated customers outside of the U.S.A. exceeded ten percent (10%) of the Company's consolidated net sales. See "Notes to Consolidated Financial Statements."

          In February, 1998, the Company acquired Tri-Med with facilities in Kansas City, Kansas; Charlottesville, Virginia; and Perth, Australia. Tri-Med is a manufacturer of helicobacter pylori (H. pylori) diagnostic products. Found in more than 60% of Americans aged 60 and over, H. pylori has been linked to peptic ulcer disease and may also be a causative factor in stomach cancer. The international market for this test is even greater, especially in third world countries where the incidence of H. pylori is significant. The extremely pervasive H. pylori bacterium lives only in the stomach lining, usually producing an inflammation and weakening the natural protection against stomach acid. This may then cause an ulcer; however, not all patients with H. pylori infection progress to ulcer disease. If an ulcer is treated only with medication to reduce the stomach acid, it may recur if H. pylori is present. However, if the ulcer is treated also with an antibiotic to eradicate the H. pylori, then the ulcer can be permanently cured.

          Although a number of tests are available for the diagnosis of
     H. pylori infection, they are often invasive, expensive, time-consuming, or only indicate exposure to H. pylori rather than detecting active infection. Tri-Med's products are used to diagnose this infection. See "Tri-Med Products."

          This acquisition opens a new frontier of opportunity within the call pattern of the Company's Interventional Division sales force and gives us a greater opportunity to succeed in international markets.

          In March, 1998, we completed the monumental task of relocating the duplicate manufacturing operations of Cardiotronics from Carlsbad, California to our Pocatello, Idaho facility. In September, 1998 we also relocated the Kansas City operations of Tri-Med to Draper, Utah, so as to eliminate that duplicate facility. We believe the consolidation of operations that the Company has accomplished during the past two years will help the Company to reduce manufacturing costs through increased efficiencies.


                                   PRODUCTS

          The Company's strong commitment to acquisitions, research and development, and product enhancements has enabled the Company to continue to succeed in certain domestic markets, such as the closed suctioning market, the chronic enteral feeding market, the endoscopic products market, the heart stimulation electrodes market, and now in the H. pylori diagnosis market. The Company's TRACH CARE closed suction catheter and MIC enteral feeding and endoscopic products families are responsible for more than ten percent (10%) of the Company's consolidated net sales, as shown in the table below:

                    Net Sales of Principal Product Families
                    _______________________________________

                                      1998           1997           1996

      TRACH CARE               $59,896,555    $57,381,810    $52,782,574
      (% of total net sales)       (39.9%)        (43.2%)        (48.0%)

      MIC                      $39,140,249    $32,288,498    $24,235,195
      (% of total net sales)       (26.1%)        (24.3%)        (22.1%)

       The Company's products are described below (for definitions of various technical and medical terms, see "Glossary of Technical and Medical Terms").

     TRI-MED PRODUCTS

          * The principal products of Tri-Med are: (1) CLOtest, a rapid urease test for the detection of H. pylori, that can be used in conjunction with Ballard s Thermal Option biopsy forceps, and (2) PYtest, a breath test for the detection of H. pylori. CLOtest has become the gold standard for the detection of urease activity.
     The PYtest is a Carbon 14 noninvasive urea breath test, released by Tri-Med in the spring of 1997.

          Both the CLOtest and the PYtest products are inventions of Barry J. Marshall, M.D., who was featured on a segment of ABC s
      20/20."  Dr. Marshall first established a causal link between the
     H. pylori bacterium and peptic ulcer disease in the 1980s. Both the CLOtest and PYtest products are covered by patents held by Dr. Marshall and licensed to the Company.

     ORCA

          * ORCA is our newest oral care product which incorporates all currently used tools in a single user friendly platform. ORCA incorporates suction swabs, suction catheters, Yankhauer suction and a soft toothbrush all capable of simultaneous vacuum and refreshing minted rinse to finish each procedure. ORCA was introduced by Ballard in September, 1998.

     CARDIOTRONICS PRODUCTS

          * The Cardiotronics products of Ballard consist of a full line of stimulation electrodes and cables and other interface systems used for external defibrillation and pacing. Cardiotronics is the only manufacturer of multi-function stimulation electrodes with pacing, defibrillation and continuous electrocardiogram ("ECG") monitoring capabilities all in one electrode. Cardiotronics pioneered the development of stimulation electrode products designed for specific procedures and settings including: (a) multi-function electrodes for the emergency room and critical care setting, (b) radiolucent products for the catheterization lab and (c) sterile electrodes for the operating room. Cardiotronics is the only company that has developed a patented hydropolymer gel specifically designed for stimulation electrode therapies. This unique hydropolymer gel is the lowest impedance gel available on the market.

          * Cardiotronics also offers a portfolio of cables and other interface systems which allow the hospital customer to standardize using Cardiotronics stimulation electrodes.

     TRACH CARE PRODUCTS

          * The TRACH CARE closed endotracheal suction catheter system continues to be the Company's flagship product in the intensive care/critical care arena. It enables patients with endotracheal tubes, on ventilators, to have their airways suctioned while maintaining ventilator support, thus improving patient care. Further, this product reduces infection risks due to its "closed" design, keeping both users and the environment from contaminating the suction catheter and from being contaminated.

          The TRACH CARE system is available in sizes, from adult to neonatal, as well as in several variations such as Wet Pak and Double Lumen. This family of products also includes a line of accessories used to complement TRACH CARE such as Metered Dose Inhaler adapters, BALLARD UNIT DOSE, Start Kit, etc. These accessories are designed to allow the TRACH CARE catheter to be used, among other things, as a drug delivery system or to adapt it to specific patient needs.

          * The Neonatal "Y" TRACH CARE catheter is an improved suction catheter, engineered for use on sophisticated neonatal ventilators. It provides a side stream catheter approach, which not only gives greater patient flexibility, but also couples closed suction with high frequency oscillators, high frequency jet ventilators, and volume and physiologic monitors.

          * The TRACH CARE Double Swivel Elbow is a calibrated closed suction catheter which provides more patient comfort and flexibility, and gives the clinician a better "feel" for the catheter during the suction procedure.

          * The SAFETY DRAIN closed drain provides clinicians with a way to empty the ventilator circuit of condensate without opening it. Users are thereby able to complete the closed system started with the TRACH CARE catheter, thus providing additional safety for both clinician and patient.

          * Heat and Moisture Exchangers (HMEs) have been offered by the Company since December, 1993. The HMEs (manufactured for Ballard by Datex-Engstrom AB) provide a means of humidifying the patient's airways during ventilation and are sold with our TRACH CARE catheter. The Company is Datex-Engstrom's exclusive HME distributor in the United States and Canada.

     MIC PRODUCTS

          The chronic enteral feeding market is experiencing rapid growth due to the aging of the population. There is also an emerging physician consensus that early post-operative enteral support benefits the high risk surgical patient by decreasing septic morbidity, and improving wound healing and recovery time. MIC's full range of specialty feeding tubes places the Company firmly in a position to take advantage of the growing enteral feeding market.

          * The MIC Gastrostomy Tube (G-tube) is the first tube specifically designed for the gastrostomy procedure. The MIC Gastrostomy Tube can be placed by surgeons, gastro-enterologists, interventional radiologists and replaced by qualified registered nurses at bedside in the hospital, and in home care and alternate care settings. The unique design of the MIC Gastrostomy Tube becomes a problem solver for the physician and other care givers. The MIC Gastrostomy Tube virtually eliminates inadvertent tube dislodgement, controls gastric leakage, and is provided in several sizes and versions, to accommodate a wide range of patient needs.

          * The successful MIC-KEY Skin Level Gastrostomy Feeding Kit continues to be the gastrostomy tube of choice for the pediatric patient, because of its unique aesthetic appearance and its ease of insertion and removal.

          * A pediatric version of the MIC Transgastric Jejunal Tube allows for simultaneous gastric decompression and jejunal feeding. The prior, adult version has shown strong growth in the adult arena.

          * The MIC-PEG provides the gastroenterologist, surgical endoscopist, and interventional radiologist, with the ability to initially place a gastrostomy tube by minimally invasive technique. The PEG is later replaced by a G-tube or MIC-KEY skin level gastrostomy tube for long-term nutrition.

          * The CB-X1/X2 disposable cleaning brush is a versatile device that offers maximum channel scrubbing power and the ability to scrub endoscope components.

          * The patented THERMAL OPTION disposable biopsy forceps features a scalpel-edged cutting surface enabling the endoscopist to obtain precision-cut tissue samples as well as providing "on demand" coagulating capability for greater patient safety and cost efficiency.

          * The disposable CAN-OPT needle-knife papillotome is an endoscopic device used to open the ampulla in order to facilitate entry into the bile duct for the detection of gallstones.

          * The disposable CAN-OPT dual-lumen ERCP system consists of a dual lumen catheter providing a completely separate channel for the contrast medium and the guidewire. This allows simultaneous injection of the contrast medium, while advancing the guidewire in the biliary tree following cannulation for the detection of gallstones.

          * Our disposable cytology brush incorporates a unique barium-loaded cap, which provides radiographic visualization and maximum cell retention while minimizing cell sample contamination.

          * The precurved TLC and DLC ERCP catheters allow for smooth, atraumatic cannulation of the biliary tree. The TLC features a triple lumen catheter configuration with separate wire guide and contract media injection channels plus a separate third inaccessible channel with six radiopaque markers spaced 2 cm apart, which may be used for the accurate measurement of biliary/pancreatic strictures.

          * The TAXI guidewire features a Teflon-sheathed nitonol core wire with silicone coating providing enhanced flexibility and kink resistance, allowing access to the biliary tree. The highly pliable radiopaque tip provides the endoscopist with radiographic visualization while the fully insulated wire provides for sphincterotomy with wire guide in place.

          * The unique, precurved "wedge tip" multi-lumen papillotomes provide unparalleled orientation combined with ease of cannulation for greater procedural efficiency during ERCP.

          * The Keen Edge Disposable Biopsy Forcep is an endoscopic device used to obtain tissue samples from the gastrointestinal system. This differs from our THERMAL OPTION coagulating/biopsy forcep in that it is noncoagulating and allows us to provide a low-end competitive product without sacrificing margins on the THERMAL OPTION forceps.

          * The Disposable Injection/Washing-Injection Needle is an endoscopic accessory used to deliver fluid to specific sites in the gastrointestinal system. Particular procedures are:

               (a) Sclerotherapy - The injection of medication into the varix to reduce or eliminate potential esophageal bleeds; especially prevalent in alcoholics.

               (b) Lesion Injection - Direct injection of a medication into a lesion to promote healing within the GI tract.

               (c) Hemostasis - Direct injection of a medication into a lesion to promote healing within the GI tract.

               (d) Tattooing - Injection of dye to specific sites prior to a surgical resection of the GI tract.

               (e) Saline Assisted Polypectomy - Injection of saline into base of polyp to raise polyp off mucosal floor - reduces chance of bowel perforation.

          * The Disposable Irrigation Catheter is an endoscopic accessory that delivers a concentrated stream of fluid to specific sites, usually employed to remove adhesions or residual fecal material from the colon to enhance visual examination of underlying mucosa.

          * The ENDO-GUARD Disposable Bite Block is an endoscopic accessory placed between a patient's teeth to protect physician's fingers, patient's teeth and endoscope, during gastroscopies, ERCP procedures, or mechanical esophageal dilations.

     FOAM CARE PRODUCTS

          FOAM CARE foamers and solutions are designed for use throughout the hospital and are the Company's principal product in the operating room. FOAM CARE is one of our franchise products. Its foamers utilize a unique, patented, foaming device that turns the soap solution into rich foam lather.

          FOAM CARE products provide users with cost savings when compared to common liquid soaps. FOAM CARE products are gentle on the hands and, in the operating room, are complemented by our DOUBLE SCRUB brush, a soft-on-the-hands surgical scrub brush.

     PMP PRODUCTS

          The Company offers a variety of pain management products, described below:

          * Single Shot Epidural Trays - Trays specifically designed for steroid injections in chronic pain management clinics.
     Specialty needles, and custom packaging reduce waste and lower costs.

          * Specialty Needles - Allow the physician to utilize the smallest needles feasible in order to minimize pain and complications such as spinal headache.

          * Pediatric Trays and Mini-Kits - Allow the physician to select special products specifically designed for the pediatric population.

          * Epidural Catheters, Trays and Mini-Kits - Provide a choice of configuration to insure the most cost effective choices for the physician based on patient needs.

     OTHER PRODUCTS

          * An array of sponge-tipped, oral swabs (DENTASWAB) which allow for routine oral care in patients admitted to oncology, critical care, surgery, and alternate care sites. The swabs are used to clean and refreshen the mouth as well as to stimulate the gums, oral mucosa and tongue. Proper oral care is a cornerstone to preventing nosocomial pneumonia.

          * The EASI-LAV gastric lavage system is a closed gastric lavage system. It is used to clean out the stomach in drug overdose patients or those with gastric bleeding. It makes the lavage process cleaner, faster and more effective while providing additional clinician protection. This product is used in the hospital emergency room and gastrointestinal labs.

          * The CHAR-FLO activated charcoal system is a unique charcoal delivery system designed for use with our EASI-LAV system in over-dose patients. It enables faster, more accurate and environmentally clean charcoal delivery.

          * The BAL Cath catheter product is designed to obtain bronchoalveolar lavage samples for use in the diagnosis of nosocomial and opportunistic respiratory infections. Because it is used without a bronchoscope, it is much more cost effective for the hospital.

          * The MIST ASSIST breathing exerciser (inspiratory flow control device), which combines inspiratory breathing exercises, medication delivery via inhalers or nebulizers, and expiratory breathing exercises. This combination of therapies into one device can provide significant cost savings to hospitals.


                             CAPITAL EXPENDITURES

          In June, 1998, the Company completed construction of an office complex addition (approximately 14,500 square feet) at its Draper, Utah facility, at a total construction cost of approximately $1,300,000. Various other remodelling projects (none of which were individually material) were also completed during the fiscal year in order to prepare portions of the Pocatello and Draper facilities for acquired manufacturing operations to be relocated.

          The Company continued to focus during the year on upgrading and improving its manufacturing operations, including the acquisition and assembly of additional automation assembly equipment, the purchase of additional machines, the purchase and construction of additional molds, etc.


                                 COMMON STOCK

     TRADING

          The Company's common stock is traded on the New York Stock Exchange ("NYSE"). The following table sets forth, for the respective periods indicated, the high and low sales prices for the Company's common stock, as reported and summarized by the NYSE for fiscal years 1998 and 1997:
                                   FISCAL YEAR 1998   FISCAL YEAR 1997

           QUARTER                    HIGH      LOW      HIGH       LOW

           First Quarter            24 5/8  21 7/16    19 5/8   16  1/4

           Second Quarter           27 3/8  22         21 1/4   17  7/8

           Third Quarter            27 3/8  17  3/16   21 1/4   18  1/8

           Fourth Quarter           20 7/8  17 15/16   25       19 9/16

          On December 10, 1998, the closing quotation for the Company's Common Stock, as reported by the WALL STREET JOURNAL, was 23 9/16 high and 22 13/16 low. As of December 10, 1998, there were approximately 1,044 holders of the Company's common stock (based upon the number of record holders and including individual participants in security position listings).

     DIVIDENDS

          The Company has paid the following cash dividends during the two most recent fiscal years:

                                                         DIVIDEND
           RECORD DATE             PAYMENT DATE          PER SHARE

           December 16, 1996       January 3, 1997          $.05

           June 16, 1997           July 3, 1997             $.05

           December 16, 1997       January 5, 1998          $.05

           June 16, 1998           July 3, 1998             $.05

          The Company currently expects to continue to pay comparable dividends in the future. However, there can be no assurance of this.

                             FINANCIAL HIGHLIGHTS

     SELECTED CONSOLIDATED FINANCIAL DATA (1)(2)



                    1998          1997           1996           1995        1994

   Net
   Sales    $150,062,671  $132,743,037   $109,881,342    $90,041,201 $71,421,894
   Other
   Income
   Net        $5,878,172    $5,539,812     $5,309,380     $4,101,037  $3,518,832

   Net
   Income    $32,013,520   $31,262,739    $25,909,521    $21,939,876 $17,254,823

   Net
   Income
   Per
   Common
   Share-
   Diluted         $1.04         $1.03          $0.87          $0.75       $0.61

   Total
   Assets   $222,688,188  $194,192,382   $144,164,584   $115,216,589 $94,361,714

   Cash
   Divi-
   dends
   Declared
   Per
   Share (4)        $.11          $.11           $.11           $.10        $.07

          (1) The consolidated financial data shown above includes the accounts of Ballard and its wholly-owned subsidiaries, MIC, BREH, BI, PMP, BPC, Mist Assist, PEPCO, Cardiotronics and Tri-Med. The accounts of Mist Assist, PMP and Cardiotronics are included as of July 19, 1996, August 28, 1996, and December 10, 1996, respectively, which reflect their respective acquisition dates.

          (2) The combination of Ballard with PEPCO and Tri-Med were accounted for as poolings of interests. The selected consolidated financial data have been prepared as if Ballard, PEPCO, and Tri-Med had been combined for all periods presented.

          (3) Results include the benefit from a cumulative effect of a change in accounting for income taxes in fiscal year 1994.

          (4)  Includes cash dividends paid by PEPCO and Tri-Med.

     SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (1)(2)
     (UNAUDITED)

      FISCAL YEAR 1998
      QUARTERS ENDED:       9/30/98      6/30/98      3/31/98     12/31/97

      Net Sales         $38,995,250  $38,249,804  $36,135,728  $36,681,889

      Gross Margin       24,971,836   24,403,387   21,647,920   23,481,540

      Net Income          9,113,694    8,845,647    5,543,174    8,511,005

      Net Income Per
      Common Share -
      Diluted                   .30          .29          .18          .28

      FISCAL YEAR 1997
      QUARTERS ENDED:       9/30/97      6/30/97      3/31/97     12/31/96

      Net Sales         $36,111,363  $33,961,010  $32,517,823  $30,152,841

      Gross Margin       23,617,232   21,684,191   21,117,431   19,296,755

      Net Income          8,574,114    7,777,121    7,826,526    7,084,978

      Net Income Per
      Common Share -
      Diluted                   .28          .26          .26          .24

          (1) See additional analysis of net sales, margins, and net income in "Management's Discussion and Analysis of Financial
     Condition and Results of Operations."

          (2)  See footnote explanations to "Selected Consolidated
     Financial Data."

                         INDEPENDENT AUDITORS' REPORT

     To the Board of Directors and Stockholders of Ballard Medical
     Products:

          We have audited the accompanying consolidated balance sheets of Ballard Medical Products and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of Ballard Medical Products and Tri-Med Specialties, Inc., which has been accounted for as a pooling of interests as described in Note 8 to the consolidated financial statements. We did not audit the balance sheets of Tri-Med Specialties, Inc. as of September 30, 1997, or the related statements of operations, stockholders' equity, and cash flows of Tri-Med Specialties, Inc. for the year ended September 30, 1997, which statements reflect total assets of $7,743,715 as of September 30, 1997, and total revenues of $7,435,859 for the year ended September 30, 1997. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Tri-Med Specialties, Inc. for 1997, is based solely on the report of such other auditors.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

          In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ballard Medical Products and subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998 in conformity with generally accepted accounting principles.

     Deloitte & Touche LLP
     Salt Lake City, Utah

     November 23, 1998
     (December 23, 1998
     as to paragraph 2 of Note 11)

     BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES
     CONSOLIDATED BALANCE SHEETS
     SEPTEMBER 30, 1998 AND 1997
      ASSETS                                          1998           1997

      CURRENT ASSETS:
      Cash and cash equivalents                $10,231,524    $21,624,043

      Investments available for sale            60,327,337     26,628,312

      Accounts receivable - trade
      (less allowance for doubtful
      accounts:  1998 - $965,000, 1997 -
      $858,000 and allowance
      for sales returns and
      rebates:  1998 and 1997 - $1,660,000)     31,184,303     26,380,031

      Royalties receivable                         424,891        375,673

      Note receivable                            3,973,920

      Other receivables                          1,694,393        908,753

      Inventories - net:
         Raw materials                           8,493,138     10,856,390
         Work-in-process                         3,726,160      5,527,765
         Finished goods                         11,034,393      4,507,579

      Deferred income taxes                        628,611      2,233,042

      Income tax refund receivable               2,481,210      1,830,946

      Prepaid expenses                             385,732         64,139
                                               ___________    ___________

         Total current assets                  134,585,612    100,936,673
                                               ___________    ___________

      PROPERTY AND EQUIPMENT:
      Land                                         873,865        873,865

      Buildings                                 31,355,161     28,922,203

      Molds                                      5,703,400      4,891,734

      Machinery and equipment                   14,989,207     11,097,145

      Vehicles                                     913,876        785,440

      Furniture and fixtures                     3,923,088      3,264,578

      Leasehold improvements                        49,507        116,850

      Construction in process                    4,415,848      4,142,563
                                               ___________    ___________

         Total                                  62,223,952     54,094,378

      ASSETS                                          1998           1997

      Less accumulated depreciation            (14,167,300)   (10,746,905)
                                               ___________    ___________

         Property and equipment - net           48,056,652     43,347,473
                                               ___________    ___________

      INTANGIBLE ASSETS:
      Cost in excess of fair value of net
      assets acquired (less accumulated
      amortization:  1998 - $7,484,173;
      1997 - $5,245,666)                        26,524,776     29,443,283

      Patents and other
      intangibles (less accumulated
      amortization:  1998 - $4,738,961;         11,802,852     13,068,452
      1997 - $2,980,386)                       ___________    ___________

          Total intangible assets               38,327,628     42,511,735
                                               ___________    ___________

      DEFERRED INCOME TAXES                      1,712,389      2,139,902
                                               ___________    ___________
      OTHER ASSETS                                   5,907      5,256,599
                                               ___________    ___________

      TOTAL                                   $222,688,188   $194,192,382
                                              ============    ============

      LIABILITIES AND STOCKHOLDERS' EQUITY            1998           1997
      CURRENT LIABILITIES:

      Accounts payable                          $1,208,938     $3,216,908

      Income taxes payable                       1,243,450

      Contract payable                                          3,975,000
      Line of credit                                            1,425,000

      Accrued liabilities:
         Employee compensation                   3,608,774      3,438,849
         Royalties                                 589,021        432,617
         Other                                     590,700        462,045
                                                __________     __________

         Total current liabilities               7,240,883     12,950,419

      ASSETS                                          1998           1997

      COMMITMENTS AND CONTINGENT
      LIABILITIES (Notes 6, 7, and 9)
      STOCKHOLDERS' EQUITY:
      Common stock - $.10 par value;
      75,000,000 shares authorized;
      issued and outstanding:
      1998 - 30,423,733 shares;
      1997 - 30,062,733 shares                   3,042,373      3,006,273

      Additional paid-in capital                61,158,851     54,942,666

      Unrealized losses on investments
      available for sale                          (107,480)      (223,783)

      Retained earnings                        151,353,561    123,516,807
                                               ___________    ___________

         Total stockholders' equity            215,447,305    181,241,963
                                               ___________    ___________

      TOTAL                                   $222,688,188   $194,192,382
                                               ===========    ===========

     See notes to consolidated financial statements.

     BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997, AND 1996

                                        1998            1997          1996

      NET SALES                 $150,062,671    $132,743,037  $109,881,342

      COST OF PRODUCTS SOLD       55,557,988      47,027,428    38,048,879
                                 ___________     ___________   ___________

      GROSS MARGIN                94,504,683      85,715,609    71,832,463
                                 ___________     ___________   ___________

      OPERATING EXPENSES:
      Selling, general and
      administrative              43,092,315      37,503,070    31,593,508

      Research and development     2,866,929       2,856,409     3,184,151

      Royalties                    1,956,033       1,849,203     1,687,542
                                 ___________     ___________   ___________

         Total operating
         expenses                 47,915,277      42,208,682    36,465,201
                                 ___________     ___________   ___________

      OPERATING INCOME            46,589,406      43,506,927    35,367,262
                                 ___________     ___________   ___________
      OTHER INCOME:
      Interest income - net        2,609,864       2,129,276     1,917,925

      Royalty income               2,095,000       2,465,840     2,400,000

      Other - net                  1,173,308         944,696       991,455
                                 ___________     ___________   ___________

         Total other income -
         net                       5,878,172       5,539,812     5,309,380
                                 ___________     ___________   ___________
      INCOME BEFORE
      INCOME TAXES                52,467,578      49,046,739    40,676,642

      INCOME TAX EXPENSE          20,454,058      17,784,000    14,767,121
                                 ____________    ___________   ___________

      NET INCOME                 $32,013,520     $31,262,739   $25,909,521
                                 ===========     ===========   ===========
      NET INCOME PER
      COMMON SHARE:

      Basic                            $1.06           $1.06         $0.92
                                 ===========     ===========   ===========

                                        1998            1997          1996

      Diluted                          $1.04           $1.03         $0.87
                                 ===========     ===========   ===========

      COMMON SHARES:

      Basic                       30,266,579      29,419,382    28,105,565
                                 ===========     ===========   ===========

      Diluted                     30,849,400      30,290,491    29,635,525
                                 ===========     ===========   ===========

     See notes to consolidated financial statements.

     BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997, AND 1996

                                                        Unrealized
                                                            Gains/
                                                       (Losses) on
                                                           Invest-
                                           Additional        ments
                      Common                  Paid-in    Available     Retained
                      Shares      Amount      Capital     for Sale     Earnings
                 ___________ ___________  ___________   __________ ____________

      BALANCE,
      OCTOBER
      1, 1995    27,867,747  $2,786,775   $29,113,001   ($142,728) $78,708,313
      Net
      income                                                        25,909,521

      Cash
      dividends
      paid                                                          (3,030,140)

      Common
      stock
      issued
      from
      exercise
      of stock
      options     1,252,309     125,230     9,689,509

      Acquisi-
      tion and
      retire-
      ment of
      treasury
      stock        (350,000)    (35,000)                            (6,126,421)

                                                        Unrealized
                                                            Gains/
                                                       (Losses) on
                                                           Invest-
                                           Additional        ments
                      Common                  Paid-in    Available     Retained
                      Shares      Amount      Capital     for Sale     Earnings
                 ___________ ___________  ___________   __________ ____________

      Tax
      benefit
      attribut-
      able to
      apprecia-
      tion in
      value of
      stock
      issued
      in con-
      junction
      with the
      exercise
      and
      disqual-
      ifying
      disposi-
      tions of
      incentive
      stock
      options                                  36,609
      Unre-
      alized
      losses on
      invest-
      ments
      available
      for sale-
      net of
      tax                                                 (13,836)
                 ___________ ___________   __________  ___________ ____________

      BALANCE,
      SEPTEMBER
      30,1996    28,770,056   2,877,005    38,839,119    (156,564)  95,461,273

      Net
      income                                                        31,262,739

      Cash
      dividends
      paid                                                          (3,207,205)

                                                        Unrealized
                                                            Gains/
                                                       (Losses) on
                                                           Invest-
                                           Additional        ments
                      Common                  Paid-in    Available     Retained
                      Shares      Amount      Capital     for Sale     Earnings
                 ___________ ___________  ___________   __________ ____________

      Common
      stock
      issued
      from
      exercise
      of stock
      options     1,292,677     129,268   11,129,231

      Tax
      benefit
      attribut-
      able to
      apprecia-
      tion in
      value of
      stock
      issued
      in con-
      junction
      with the
      exercise
      and
      disqual-
      ifying
      disposi-
      tions of
      incentive
      stock
      options                              4,974,316

      Unre-
      alized
      losses on
      invest-
      ments
      available
      for sale-
      net of
      tax                                                 (67,219)
                 ___________ ___________  ___________   __________ ____________

      BALANCE,
      SEPTEM-
      BER 30,
      1997       30,062,733   3,006,273    54,942,666    (223,783) 123,516,807

                                                        Unrealized
                                                            Gains/
                                                       (Losses) on
                                                           Invest-
                                           Additional        ments
                      Common                  Paid-in    Available     Retained
                      Shares      Amount      Capital     for Sale     Earnings
                 ___________ ___________  ___________   __________ ____________

      Net
      income                                                        32,013,520

      Cash
      dividends
      paid                                                          (3,323,594)

      Common
      stock
      issued
      from
      exercise
      of stock
      options       398,500     39,850      4,277,664

      Acquisi-
      tion and
      retire-
      ment of
      treasury
      stock         (37,500)    (3,750)                               (853,172)

      Tax
      benefit
      attribut-
      able to
      apprecia-
      tion in
      value of
      stock
      issued
      in con-
      junction
      with the
      exercise
      and
      disqual-
      ifying
      disposi-
      tions of
      incentive
      stock
      options                               1,938,521

                                                        Unrealized
                                                            Gains/
                                                       (Losses) on
                                                           Invest-
                                           Additional        ments
                      Common                  Paid-in    Available     Retained
                      Shares      Amount      Capital     for Sale     Earnings
                 ___________ ___________  ___________   __________ ____________

      Unre-
      alized
      gains on
      invest-
      ments
      available
      for sale-
      net of
      tax                                                 116,303
                 _________   __________   ___________   __________ ____________
      BALANCE,
      SEPTEM-
      BER 30,
      1998       30,423,733 $3,042,373    $61,158,851   $(107,480) $151,353,561
                 ========== ==========    ===========   ========== ============


     See notes to consolidated financial statements.

     BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997, AND 1996

                                      1998              1997               1996
      CASH FLOWS FROM
      OPERATING
      ACTIVITIES:
      Net income              $32,013,520       $31,262,739        $25,909,521

      Adjustments to
      reconcile net
      income to net
      cash provided by
      operating
      activities:

      Depreciation and
      amortization              8,371,983         7,002,801          3,947,487

      Gain on disposal
      of property                 (76,423)       (6,246,680)          (446,320)

      Gain on sale of
      Neuro investment         (1,135,813)

      Write-down of
      Neuro investment                            4,900,000

      Write-down of
      intangible assets         1,019,610

      Tax benefit from
      disqualifying
      dispositions of
      incentive stock
      options                   1,938,521         4,974,316             39,609

      Provision for
      losses, sales
      returns, and
      rebates on
      accounts
      receivable - trade        1,845,000         2,191,000            372,000

      Deferred income
      taxes                     2,031,944          (373,168)           442,122

      Changes in
      operating assets
      and liabilities-
      net of effects
      from purchases of
      subsidiaries:
      Accounts
      receivable -
      trade                    (6,649,272)       (7,454,819)        (6,200,073)

                                     1998              1997               1996
      Royalties and
      other receivables          (112,488)          712,078           (106,639)

      Inventories              (2,361,957)       (5,829,249)        (1,382,921)

      Income tax refund
      receivable                 (650,264)        1,443,054         (1,170,430)

      Prepaid expenses           (321,593)          250,872            102,417

      Accounts payable         (2,007,970)         (643,857)           936,506

      Income taxes
      payable                   1,243,450

      Accrued
      liabilities                 354,984          (754,491)           243,121
                              ___________        ___________        __________
         Net cash
         provided by
         operating
         activities            35,503,232        31,434,596         22,683,400
                              ___________        __________        ___________
      CASH FLOWS FROM
      INVESTING ACTIVITIES:

      Capital
      expenditures for
      property and
      equipment                (9,153,167)      (14,515,895)       (15,398,935)

      Proceeds from
      sales of property
      and equipment               196,860         6,514,131            564,418

      Purchases of
      investments
      available for sale      (77,822,719)      (46,959,814)       (30,569,641)

      Proceeds from
      maturities of
      investments
      available for sale       44,280,703        46,902,342         22,231,406

      Proceeds from
      sale of Neuro
      investment                1,797,273

      Investment in
      and advances to
      affiliates                                 (1,281,661)        (4,462,625)

      Purchases of
      intangible assets          (931,699)         (714,952)        (2,852,331)

      Purchases of
      other assets                                 (109,938)           (12,532)

                                     1998              1997               1996
      Payments for
      purchase of
      subsidiaries,
      net of cash
      acquired                                  (12,323,417)        (5,618,432)
      Investment in
      notes receivable                              (34,134)
                               ___________      ___________        ____________

         Net cash used
         in investing
         activities           (41,632,749)      (22,523,338)       (36,118,672)
                              ___________       ___________        ___________
      CASH FLOWS FROM
      FINANCING
      ACTIVITIES:

      Cash dividends
      paid                     (3,323,594)       (3,207,205)        (3,030,140)

      Proceeds from
      issuance of
      common stock from
      exercise of
      options                   4,317,514        11,258,499          9,814,739

      Proceeds from
      borrowings on
      Tri-Med line of
      credit                    1,325,000         1,750,000

      Proceeds from
      Tri-Med notes
      payable                                        12,651

      Payments on
      Tri-Med notes
      payable                  (1,325,000)

      Payments on
      Tri-Med line of
      credit                   (2,750,000)         (325,000)

      Payment on
      Tri-Med contract
      payable                  (2,650,000)       (1,850,000)

      Purchase of
      treasury stock             (856,922)                          (6,161,421)

      Repayment of
      long-term debt
      assumed in
      acquisitions                               (9,444,995)          (517,754)
                              ___________       ___________        ___________

                                     1998              1997               1996
         Net cash
         provided by
         (used in)
         financing
         activities            (5,263,002)       (1,806,050)           105,424
                               __________       ___________        ___________
      NET INCREASE
      (DECREASE) IN
      CASH AND CASH
      EQUIVALENTS             (11,392,519)        7,105,208        (13,329,848)

      CASH AND CASH
      EQUIVALENTS,
      BEGINNING OF YEAR        21,624,043        14,518,835         27,848,683
                               __________        __________         __________
      CASH AND CASH
      EQUIVALENTS, END
      OF YEAR                 $10,231,524       $21,624,043        $14,518,835
                              ===========        ==========         ==========

      SUPPLEMENTAL
      DISCLOSURE OF
      CASH FLOW
      INFORMATION -
      Cash paid during
      the year for
      income taxes            $17,172,117       $11,993,115        $15,458,820
                               __________        __________         __________

      Cash paid during
      the year for
      interest                   $296,069           $16,435                None
                               __________        __________         ___________

     See notes to consolidated financial statements.

     SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
     ACTIVITIES:

          During 1997, the Company recorded a write-down of its investment in Neuro Navigational Corporation ("Neuro") totaling approximately $4,900,000 as a result of the Company's assessment that the carrying amount of the Neuro investment would not be recoverable by the Company. During 1998, the Company sold its investment in Neuro for cash of $1,797,273, net of selling expenses, and a receivable of $450,000.

          On February 25, 1998, the Company entered into a business combination with Tri-Med Specialties, Inc. in exchange for 1,067,733 shares of the Company's common stock. This transaction has been accounted for by the Company as a "pooling" and as such, the Company's accompanying consolidated financial statements as of September 30, 1998 and 1997 and for the three years in the period ended September 30, 1998 have been restated as if the transaction had occurred on October 1, 1995 (see Note 8).

          On July 2, 1997, Tri-Med acquired certain rights and licenses of Delta West Pty. Limited for a note payable totaling $5,825,000 (see Note 8).

          During 1997, the Company recorded a gain on the sale of a parcel of land totaling approximately $6,300,000. The gain is included in other income in the accompanying consolidated statement of operations. In connection with the sale, the Company received $3,265,700 in cash and a promissory note of $3,973,920. The note is due in April 1999.

          On December 10, 1996, the Company acquired all of the outstanding capital stock of Cardiotronics Systems, Inc.
     (Cardiotronics) in a purchase transaction for $12,722,404 in cash. In conjunction with the merger, liabilities were assumed as follows:

               Fair value of assets acquired
               (including goodwill of $13,136,000)            $25,070,528

               Cash paid                                       12,722,404
                                                              ___________

               Liabilities assumed                            $12,348,124
                                                              ===========

          On September 27, 1996, the Company entered into a business combination with Plastic Engineered Products Corporation in exchange for 238,727 shares of the Company's common stock. This transaction has been accounted for by the Company as a "pooling" and as such, the Company's accompanying consolidated financial statements as of September 30, 1996 and for the year ended September 30, 1996 were restated as if this transaction had occurred on October 1, 1995.

          In addition, during the year ended September 30, 1996, the Company entered into three acquisition transactions accounted for as purchases as follows (see Note 8):

          * On April 19, 1996, the Company acquired substantially all of the assets of Endovations, Inc. for approximately $1,220,000 cash. In conjunction with this purchase, the Company recorded goodwill of approximately $400,000 and the fair value of assets acquired approximated $820,000.

          * On July 19, 1996, the Company purchased all of the outstanding capital stock of Mist Assist, Inc. for approximately $673,600 cash. In conjunction with the acquisition, liabilities were assumed as follows:

               Fair value of assets acquired
               (including goodwill of $680,000)                  $800,000

               Cash paid                                          673,600
                                                                 ________

               Liabilities assumed                               $126,400
                                                                 ========

          * On August 28, 1996, the Company purchased all of the outstanding capital stock of Preferred Medical Products for approximately $3,600,000 cash (see Note 8). In conjunction with the acquisition, liabilities were assumed as follows:

          Fair value of assets acquired
          (including goodwill of $2,900,000)                   $4,320,970

          Cash paid                                             3,604,440
                                                                _________

          Liabilities assumed                                    $716,530
                                                                =========

     See notes to consolidated financial statements.

     BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

     1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          ORGANIZATION - Ballard Medical Products (Ballard) and its subsidiaries develop, manufacture, and market specialized medical products.

          BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Ballard and its wholly-owned subsidiaries, Medical Innovations Corporation (MIC), Ballard Real Estate Holdings, Inc. (BREH), Ballard Purchase Corporation (BPC), Ballard International, Inc. (BI), Plastic Engineered Products Company (PEPCO), Ballard Medical Products (Canada) Inc. dba Preferred Medical Products (PMP), Mist Assist, Inc. (Mist Assist), Cardiotronics Systems, Inc. (Cardiotronics), and Tri-Med Specialties, Inc. (Tri-Med) (see Note 8) (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

          USE OF ESTIMATES IN PREPARING FINANCIAL STATEMENTS - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          INVESTMENTS AVAILABLE FOR SALE - Investments available for sale consist of tax-free municipal bonds. Investments are recorded at fair market value. The Company classifies all of its investments as available for sale.

          INVENTORIES - Inventories are stated at the lower of cost (on a first-in, first-out basis) or market.

          PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives as follows:

               Buildings                30 to 40 years
               Molds                           5 years
               Machinery and equipment   5 to 10 years
               Vehicles                   3 to 5 years
               Furniture and fixtures     3 to 5 years
               Leasehold improvements     3 to 5 years

          INTANGIBLE ASSETS - Intangible assets include goodwill, patent rights, and license costs which are stated at cost and are being amortized using the straight-line method over their estimated lives, which range from four to seventeen years.

          REVENUE RECOGNITION - Revenues are recognized when the related product is shipped. The Company records an allowance for estimated sales returns and rebates.

          INCOME TAXES - The Company utilizes an asset and liability approach for financial accounting and reporting for income taxes. Deferred income taxes are provided for temporary differences in the bases of assets and liabilities as reported for financial statement and income tax purposes.

          STOCK-BASED COMPENSATION - The Company has elected to continue to apply Accounting Principles Board (APB) Opinion 25 (as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation"). The appropriate required disclosure of the effects of SFAS No. 123 are included in Note 5.

          STATEMENTS OF CASH FLOWS - For purposes of the consolidated statements of cash flows, the Company considers cash and interest bearing securities with original maturities of less than three months to be cash equivalents.

          LONG-LIVED ASSETS - The Company evaluates the carrying value of long-term assets including intangibles based on current and anticipated undiscounted cash flows and recognizes impairment when such cash flows will be less than the carrying values.

          OTHER - Certain reclassifications have been made to the prior years financial statements to conform to classifications adopted in the current year.

          INCOME PER SHARE - Effective for the year ended September 30, 1998, the Company adopted SFAS No. 128, "Earnings Per Share," and retroactively restated its earnings per share for 1997 and 1996, to conform with the statement. Accordingly, net income per common share is computed by both the basic method, which uses the weighted average number of the Company's common shares outstanding and the diluted method, which includes the dilutive common shares from stock options, as calculated using the treasury stock method. The difference between the Company's basic and diluted earnings per share is attributable to stock options. The effect of stock options was to increase the number of common shares by approximately 582,821, 871,109, and 1,529,960 during the years ended September 30, 1998, 1997, and 1996, respectively.

     2.  INVESTMENTS AVAILABLE FOR SALE

          Investments available for sale at September 30, 1998 and 1997 consist of tax-free municipal bonds.

          The amortized cost and fair value of investments available for sale at September 30, 1998 and 1997 is as follows:

                                            1998                1997

           Amortized cost            $60,492,691         $26,972,594

           Gross unrealized
           gains                         127,920                None

           Gross unrealized
           losses                       (293,274)           (344,282)
                                     ___________          ___________

           Fair value                $60,327,337         $26,628,312
                                     ===========         ===========

          As of September 30, 1998 and 1997, all municipal bonds had a contractual maturity of one year or less. During the years ended September 30, 1998, 1997, and 1996, there were no gross realized gains or gross realized losses from sales of investments classified as available for sale.

     3.  LINE OF CREDIT

          At September 30, 1998, Ballard had an unsecured line of credit with a bank totaling $5,000,000 which expires February 15, 1999. The line, if drawn upon, bears interest at the bank's base rate (8.25% at September 30, 1998). No compensating cash balances are required. As of September 30, 1998 and during the year then ended, there were no borrowings under the line of credit.

          In July, 1997, Tri-Med (see Note 8) entered into two line of credit agreements with a bank. The Company paid off the outstanding balance on the credit agreements and both agreements were terminated in February 1998.

     4.  INCOME TAXES

          The Company has recorded net deferred tax assets and liabilities at September 30, 1998 and 1997 which consisted of the following temporary differences and carryforward items:

                                   1998                     1997
                            Current     Long-Term     Current    Long-Term
      Deferred income
      tax assets:

      Allowance for
      uncollectible
      accounts
      receivable          $375,340                   $320,513

      Allowance for
      sales returns
      and rebates          645,740                    664,785

      Allowance
      for obsolete
      inventory            291,750                    451,658

      Accrued expenses     330,246                    280,925

      Unrealized
      losses on
      investments           57,874                    120,498

      Net operating
      loss carry-
      forwards of
      acquired
      subsidiaries         277,082    $3,221,517      394,663   $3,416,727
                          ________    ___________    ________   __________

      Total              1,978,032     3,221,517    2,233,042    3,416,727

      Deferred income
      tax liabilities:

      Deferred gain on
      installment sale  (1,349,421)

      Differences
      between tax
      basis and
      financial
      reporting basis
      of property
      and equipment                   (1,509,128)              (1,276,825)
                        ___________    _________   __________   __________

      Net                  $628,611   $1,712,389   $2,233,042   $2,139,902
                        ===========    ==========   =========    =========

          The components of income tax expense (benefit) for the years ended September 30, 1998, 1997, and 1996 are summarized as follows:

                                  1998              1997              1996
      Current:
      Federal              $15,580,657       $16,243,278       $12,421,679

      State                  2,841,457         1,913,890         1,903,320
                            __________        __________        __________

                            18,422,114        18,157,168        14,324,999
                            ==========        ==========        ==========
      Deferred:
      Federal                1,718,534          (324,388)          402,473

      State                    313,410           (48,780)           39,649
                             _________       ___________        __________

                             2,031,944          (373,168)          442,122
                             _________       ___________        __________

      Total                $20,454,058       $17,784,000       $14,767,121
                           ===========       ===========        ==========

          Income tax expense differed from amounts computed by applying the statutory Federal tax rate to pretax income as follows:

                                   1998            1997            1996

      Computed Federal
      income tax expense
      at statutory rate
      of 35%                $18,363,652     $17,166,358     $14,236,825

      State income tax
      expense, net of
      Federal benefit         2,737,518       1,590,940       1,317,054

      Tax exempt income        (637,874)       (410,736)       (553,876)

      Foreign sales
      corporation              (692,501)       (429,833)       (236,250)

      Amortization of
      goodwill                  788,331         642,986         335,763

      Nontaxable income
      from pooled
      Subchapter S
      corporation              (166,673)       (292,758)       (107,269)

      Other                      61,605        (482,957)       (225,126)
                             __________      ___________     ___________

      Total                 $20,454,058     $17,784,000     $14,767,121
                             ==========     ===========     ===========

          As a result of the Company's acquisitions (see Note 8), the Company has net operating loss carryforwards for Federal income tax purposes of approximately $8,990,000, which can only be used to offset future taxable income of acquired subsidiaries. The utilization of the tax loss carryforwards is subject to certain limitations and the carryforwards expire at various dates through the year 2011.

     5.  COMMON STOCK AND STOCK OPTIONS

          During the years ended September 30, 1998 and 1996, the Company repurchased 37,500 and 350,000 shares of its outstanding common stock for $856,922 and $6,161,421, respectively. In accordance with Utah State law, this treasury stock was accounted for as retired common stock. The Company did not repurchase any shares of its common stock during the year ended September 30, 1997.

          The Company has adopted several incentive stock option plans for salaried employees and reserved shares of common stock totaling approximately 2,647,330, 2,380,780, and 2,926,400 at September 30,
     1998, 1997, and 1996, respectively, for issuance under the plans. Options are granted at a price not less than the fair market value on the date of grant, become exercisable between one to two years following the date of grant, and generally expire in seven years.

          Changes in stock options are as follows for the years ended September 30:

                                                        Weighted Average
      1998                                  Shares        Exercise Price

      Outstanding at beginning
      of year                           2,019,651                 $14.85

      Granted                              45,500                  23.53

      Exercised                          (398,500)                 10.83

      Forfeited                           (72,800)                 19.97
                                        _________                  _____
      Outstanding at end
      of year                           1,593,851                 $15.82
                                        =========                  =====

      Options exercisable
      at year end                       1,339,776
                                        =========

      Weighted average
      fair value of options
      granted during year                   $7.65
                                       ==========

                                                        Weighted Average
      1997                                  Shares        Exercise Price

      Outstanding at beginning
      of year                           2,517,553                 $10.06

      Granted                             856,475                  19.71

      Exercised                        (1,292,677)                  8.71

      Forfeited                           (61,700)                 15.46
                                       __________                  _____

      Outstanding at end of
      year                              2,019,651                 $14.85
                                        =========                  =====
      Options exercisable at
      year end                          1,056,976
                                        =========

      Weighted average
      fair value of
      options granted
      during year                           $9.24
                                        ==========

                                                        Weighted Average
      1996                                  Shares        Exercise Price

      Outstanding at beginning
      of year                           3,331,162                  $8.26

      Granted                             516,900                  16.63

      Exercised                        (1,252,309)                  7.84

      Forfeited                           (78,200)                 12.32
                                        __________                 _____

      Outstanding at
      end of year                       2,517,553                 $12.32
                                       ==========                  =====

      Options exercisable at
      year end
                                        1,799,351
                                        =========

      Weighted average fair
      value of options granted
      during year
                                            $7.79
                                        =========

          The following table summarizes information about stock options outstanding at September 30, 1998:

                   Options Outstanding                Options Exercisable
                                 Weighted
                                  Average
                                Remaining  Weighted               Weighted
       Range of       Number  Contractual   Average      Number    Average
       Exercise         Out-         Life  Exercise       Exer-   Exercise
         Prices     standing   (in years)     Price     cisable      Price

         $2.96-
          $4.36       54,002          0.8     $3.66      54,002      $3.66

          8.63-
          12.88      456,974          3.2      9.53     456,974       9.53

         13.50-
          19.88    1,037,375          5.5     18.89     823,300      18.73

         21.81-
          25.25       45,500          6.3     23.39       5,500      22.07
         ______    _________         ____    ______   _________      _____

         $2.96-
         $25.25    1,593,851          4.7    $15.82   1,339,776     $15.00
         ======    =========         ====    ======   =========     ======

          The Company accounts for stock options granted using APB Opinion 25. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with SFAS No. 123, the Company's net income and net income per common share would have changed to the pro forma amounts indicated below:

                                  1998             1997             1996
      Net income:
      As reported          $32,013,520      $31,262,739      $25,909,521

      Pro forma             29,588,871       26,230,287       24,574,540

      Net income per
      common share -
      basic:
      As reported                $1.06            $1.06            $0.92

      Pro forma                   0.96             1.00             0.91

      Net income per
      common share -
      diluted:
      As reported                $1.04            $1.03            $0.87

      Pro forma                   0.94             0.97             0.86

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, dividend yield of 0.4%, .06%, and 0.5%, respectively; expected volatility of 31%, 33%, and 33%, respectively; risk-free interest rate of 5.39%, 6.18%, and 5.36%, respectively; and expected lives of approximately 4 years, respectively.

     6.  COMMITMENTS AND CONTINGENT LIABILITIES

          The Company leases office and production facilities and office equipment under long-term operating lease agreements. Rent expense on the above operating leases was approximately $464,000, $911,000, and $753,000 for the years ended September 30, 1998, 1997, and 1996, respectively. The following represents the Company's future commitments under such leases:

                Year ending
                September 30          Gross       Sublease           Net

                1999               $373,173       $206,923      $166,250

                2000                204,193        114,708        89,485

                2001                 52,607                       52,607
                                   ________       ________      ________

                Total              $629,973       $321,631      $308,342
                                   ========       ========      ========

          The Company has agreements with the inventors of certain of its products which provide for the payment of royalties ranging from 2% to 6.5% of defined net sales or a fixed rate per unit sold of the related products.

          The Company is involved in certain litigation matters in the normal course of business which, in the opinion of management, will not result in any material adverse effects on the financial position, results of operations, or net cash flows of the Company.

     7.  PROFIT SHARING PLAN

          The Company sponsors an Employee Retirement and Savings Plan (the Plan) under Section 401(k) of the Internal Revenue Code. The Plan is designed to allow participating employees to accumulate savings for retirement or other purposes. Under the Plan, all employees, who have completed at least one year of service and have reached age 21, are eligible to participate. The Plan allows employees to make contributions to the plan from salary reductions each year, up to a maximum of 15% of a participant's annual compensation. Under the Plan, the Company matches up to 4% of a participant's contribution. The Company may, if it desires, make additional contributions to the 401(k) Plan on behalf of its employees. For the years ended September 30, 1998, 1997, and 1996, the Company expensed approximately $819,000, $757,000, and $621,000, respectively, as matching contributions to the Plan. Employees are always fully vested in their own contributions and become fully vested in any contributions made by the Company after six years of service. Employees are allowed to direct the investment of their Plan contributions within a group of designated investment funds.

     8.  BUSINESS COMBINATIONS

     Effective February 25, 1998, Ballard issued 1,067,733 shares of its common stock in exchange for all of the outstanding common stock of Tri-Med, a medical devices manufacturing company incorporated in 1983 with operations in Kansas, Virginia, and Australia. The assets and liabilities of Tri-med at the date of the combination were approximately $8,276,000 and $6,321,000 respectively. Total net sales and net income of Tri-Med from October 1, 1997 to the date of combination were approximately $4,440,000 and $648,000. The combination was accounted for as a pooling of interests. The accompanying consolidated financial statements for 1997 and 1996 have been restated as if Ballard and Tri-Med had been combined as of October 1, 1995, the beginning of the reporting period. There were no intercompany transactions between Ballard and Tri-Med prior to the date of merger. Concurrent with the acquisition, all outstanding balances under the Tri-Med lines of credit (see Note 3) were paid in full and such agreements were terminated. Net sales, net income, and net income per share amounts of the previously separate companies for the years ended September 30, 1997 and 1996 as previously reported and combined are as follows:

                               Ballard          Tri-Med         Combined
      1997:
        Net sales         $125,307,178       $7,435,859     $132,743,037

        Net income          30,426,287          836,452       31,262,739

        Net income
        per common
        share:
          Basic                   1.07              N/A             1.06

          Diluted                 1.04              N/A             1.03

      1996:
        Net sales         $103,525,263       $6,356,079     $109,881,342

        Net income          25,603,039          306,482       25,909,521

        Net income
        per common
        share:
          Basic                   0.95              N/A             0.92

          Diluted                 0.90              N/A             0.87

     In July 1997, Tri-Med acquired the rights to license and distribute the product CLOtest for $5,825,000 in exchange for a note payable to Delta West Pty. Limited. Under the terms of this agreement, the Company is required to pay royalties to the inventor of CLOtest as a percentage of products sold. The royalty percentage varies based on the level of sales. Substantially all of the purchase price was allocated to trademarks, a covenant not to compete, and goodwill to be amortized using the straight-line method over 15 years. The purchase price was allocated as follows:

               Plant and equipment                                $60,800
               Intellectual property other than trademarks        615,600
               Trademarks                                       4,172,600
               Covenant not to compete                             76,000

               All other assets and rights including goodwill     900,000
                                                                _________

               Total                                           $5,825,000
                                                                =========

          Effective December 10, 1996, the Company acquired all of the issued and outstanding capital stock of Cardiotronics for $12,723,000 in cash and the assumption of liabilities totaling $12,348,000. The acquisition is being accounted for using the purchase method of accounting; as such, results of operations have been included in the accompanying consolidated financial statements from the date of acquisition. In conjunction with the acquisition, the Company recorded goodwill of approximately $13,136,000, which is being amortized over 15 years.

          The unaudited pro forma results of operations of the Company for the years ended September 30, 1997 and 1996 (assuming the acquisition of Cardiotronics had occurred as of October 1, 1995) are as follows:

                                              1997                1996

          Net sales                   $133,971,074        $119,391,331

          Net income                    30,703,183          21,243,285

          Net income
          per common share:
            Basic                            $1.04               $0.76

            Diluted                           1.01                0.72

          On September 27, 1996, the Company issued 238,727 shares of its common stock in exchange for all of the outstanding common stock of PEPCO, a medical research and manufacturing company incorporated in 1987 and headquartered in Canal Fulton, Ohio. The assets and liabilities of PEPCO at the date of combination were approximately $684,000 and $88,000 respectively. The combination was accounted for as a pooling of interests. The accompanying consolidated financial statements have been prepared as if Ballard and PEPCO had been combined for all periods presented.

          On April 19, 1996, the Company acquired substantially all of the assets of Endovations, Inc. (Endovations) for approximately $1,220,000 in cash. The acquisition has been accounted for using the purchase method of accounting; as such, Endovations' results of operations have been included in the accompanying consolidated financial statements from the date of acquisition. In conjunction with this acquisition, the Company recorded goodwill of approximately $400,000, which is being amortized on a straight-line basis over 15 years.

          Effective July 19, 1996, the Company acquired all of the issued and outstanding common stock of Mist Assist for approximately $673,600 in cash and the assumption of liabilities totaling approximately $126,400. The acquisition has been accounted for using the purchase method of accounting; as such, results of operations have been included in the accompanying consolidated financial statements from the date of acquisition. In conjunction with the acquisition, the Company recorded goodwill of approximately $680,000, which is being amortized on a straight-line basis over 15 years.

          During 1998, the Company recorded a write-down of its investment in Mist Assist totaling approximately $681,000 as a result of the Company's assessment that the carrying amount of the investment in Mist Assist would not be recoverable by the Company. The write-down is included in selling, general, and administrative expenses in the accompanying consolidated statement of operations.

          On August 28, 1996, the Company acquired all of the issued and outstanding common stock of PMP for cash of approximately $3,600,000. The acquisition has been accounted for using the purchase method of accounting; as such, results of operations have been included in the accompanying consolidated financial statements from the date of acquisition. In conjunction with the acquisition, the Company recorded goodwill of approximately $2,900,000, which is being amortized on a straight-line basis over 15 years.

     9.  FOREIGN EXPORT SALES

          The Company markets its products internationally through dealers and distributors. All foreign export sales are denominated in U.S. dollars. The following table summarizes approximate foreign export sales by geographic areas:

                                  1998             1997             1996

      Europe               $10,533,000       $7,544,000       $4,664,000

      Asia Pacific           4,322,000        2,488,000        1,757,000

      Other                  3,366,000        2,258,000        1,451,000
                            __________       __________        _________

      Total foreign
      export sales         $18,221,000      $12,290,000       $7,872,000
                            ==========       ==========        =========

     10.  EFFECT OF RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that an enterprise (a) classify items of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The adoption of SFAS No. 130 may result in additional disclosures regarding the Company's comprehensive income.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which redefines how public business enterprises report information about operating segments in annual financial statements. The statement also establishes standards for related disclosures about products and services, geographical areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. The adoption of SFAS No. 131 will result in additional disclosures regarding the Company's segments.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which supersedes SFAS No. 80, "Accounting for Futures Contracts," SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balances-sheet Risk and Financial Instruments with Concentration of Credit Risk," and SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," and also amends certain aspects of other SFAS's previously issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 is effective for the Company's financial statements for the year ending September 30, 2000. The Company does not expect the impact of SFAS No. 133 to be material in relation to its financial statements.

     11.  SUBSEQUENT EVENTS

          On November 23, 1998, the Company entered into severance contracts with 24 employees. The contracts provide that upon resignation or termination, the Company will pay severance compensation in an amount equal to from one to three years of the employee's annual base salary less applicable payroll taxes. The contracts also provide that the Company will provide health insurance coverage for a period of from one to three years after resignation or termination and transfer to the employee all right, title, and interest in a Company vehicle then being used by the employee. The salary component of the contracts is estimated to have a current aggregate value of approximately $4,000,000.

          On December 23, 1998, the Company entered into an agreement and plan of merger with Kimberly-Clark Corporation. The terms and conditions of the merger are subject to satisfaction of certain conditions including approval by the Company's shareholders.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This analysis of the Company's operations encompassing the fiscal years ended September 30, 1998, 1997, and 1996 should be considered in conjunction with the consolidated balance sheets, statements of operations, and statements of cash flows. All of the figures discussed herein have been adjusted to reflect the Company s stock and asset purchases and combinations (see Notes to Consolidated Financial Statements ).

          Fiscal year 1998 was another record setting year for the Company in terms of sales, income and the generation of cash flows, as shown in the table below:

                                   % Increase                 % Increase
                          Fiscal         Over         Fiscal        Over
                            Year       Fiscal           Year      Fiscal
                            1998    Year 1997           1997   Year 1996

      Net sales     $150,062,671        13.0%   $132,743,037       20.8%

      Net income     $32,013,520         2.4%    $31,262,739       20.7%

      Net income
      per share            $1.04         0.5%          $1.03       18.1%

      Cash flows
      from
      operations     $35,503,232        12.9%    $31,434,596       38.6%

          The continued growth in sales is the result of strategic acquisitions, internal development of new products, broader product offerings, acquisition of national contracts with group purchasing organizations, rapid expansion in the international marketplace, and the overall efforts of an outstanding sales force. Income and cash flow growth continues as a result of high margins and manufacturing expertise.

          With a continued emphasis on growth through acquisitions, the Company acquired Tri-Med (in a pooling of interests) in February, 1998. Tri-Med, with locations then in Kansas, Virginia and Australia, is a manufacturer of medical devices for the detection of
     H. pylori, a bacterium which causes peptic ulcer disease. Net sales of Tri-Med during fiscal year 1998 were $11.1 million, an increase of 49.2% over fiscal year 1997.

          During fiscal year 1998 the Company focused its sales efforts and internally reported based upon three separate business units:
     (1) Critical Care, which includes the Trach Care, Easi-lav, oral care, and Cardio families of products; (2) FOAM CARE and pain management products; and (3) Interventional, which includes enteral feeding, Tri-Med, and endoscopic products.

     RESULTS OF OPERATIONS

          SALES - Consistent, solid growth from year to year continues to result from the Company s ability to increase volume, both internally and through acquisitions. For the most part, product pricing stabilized during 1998 with only isolated increases. Slight decreases in net sales and margins have resulted from lower priced contracts with group purchasing organizations.

          Interventional sales reflect the fastest growing segment, with Tri-Med sales increasing 49.2% to $11,096,624, MIC (enteral feeding devices) sales increasing 21.2% to $31,104,700 and endoscopic product sales increasing 21.2% to $7,102,446.

          Endoscopic and enteral feeding product sales have increased as the Company has expanded the breadth of its product offerings. More hospital doors are open to the Company as hospitals perceive the Company's product line to allow "one stop shopping" for GI products. The Company feels that its GI product offering rivals the best of any of its competition.

          The table below summarizes domestic sales versus international sales as a percentage of total net sales:

          Fiscal year ended September 30,    1998      1997      1996

          Domestic                           87.9%     90.7%     92.8%

          International                      12.1%      9.3%      7.2%

          The table below summarizes international sales for the last three fiscal years:

                                             International Sales

                Fiscal year 1998                     $18,221,425

                % Increase over                            48.3%
                fiscal year 1997

                Fiscal year 1997                     $12,289,986

                % Increase over                            56.1%
                fiscal year 1996

          The international market place continues to show great promise for the Company. Increases in international sales during fiscal year 1998 are the direct result of the Company s expansion of its international dealer network. The Company expects international sales to continue strong growth into the future, hampered only by seesaw economic conditions in developing countries where the Company is expanding.

          COST OF PRODUCTS SOLD - The table below summarizes consolidated cost of products sold for the last two fiscal years:

                                                                      Cost of
                                                                Products Sold
                                                Cost of               as % of
                                          Products Sold             Net Sales

           Fiscal year 1998                 $55,557,988                 37.0%

           % Increase over                        18.1%
           fiscal year 1997

           Fiscal year 1997                 $47,027,428                 35.4%

           % Increase over                        23.6%
           fiscal year 1996

     The 18.1% increase in product costs during fiscal year 1998 includes $1,094,480 in inventory obsolescence and overhead revaluation charges recorded in the second quarter of fiscal 1998 associated with the relocation of manufacturing operations of MIC, Cardiotronics, PEPCO and PMP to Utah and Idaho. Additional cost increases can be attributed to increased sales of lower margin product lines and to increases in material and labor costs. Margins will continue to be impacted by the health care industry's focus on cost restraints, and on competitive pricing pressures.

          During the 1998 fiscal year, the Company continued to integrate the manufacturing processes of MIC, Cardiotronics, PEPCO, and PMP into its two manufacturing sites in Utah and Idaho. Gross margins will continue to be impacted by this integration process, the objectives of which are more efficiencies in the manufacturing of acquired products resulting in lower costs and more competitive pricing structures. Continued pricing pressures, additional new product acquisitions, and continued increases in labor and material costs may continue to impact margins negatively into the future.

          The following table summarizes sales by sales business unit (see description above) as a percentage of total net sales:

          Year ended September 30,           1998      1997      1996

          Critical Care                      55.5%     58.8%     60.8%

          Foam Care/Pain Management          11.0%     11.3%     11.4%

          Interventional                     33.5%     29.9%     27.8%

          The following table summarizes sales dollars by business unit (in thousands):

          Year ended September 30,           1998        1997        1996

          Critical Care                   $83,379     $77,962     $66,757

          Foam Care/Pain Management       $16,448     $15,057     $12,533

          Interventional                  $50,236     $39,724     $30,591

          Within Critical Care, sales of TRACH CARE related products increased 4.4% to $59,896,555 for fiscal year 1998. Sales growth continues to be weakened due to extended product usage by the hospitals beyond recommended periods. The closed suction catheters have a recommended usage period of 24 hours, but due to hospital cost constraints, period usage is increasing to as much as 72 hours. Growth within this segment was also impacted by a mild flu season, as well as to reduced pricing from contracts with group purchasing organizations.

          Sales of Cardiotronics products increased 35.2% to $10,266,421 due, in part, to increased sales to retail customers and, also in part, to increased sales to OEM customers. The Company does not expect OEM sales to increase in fiscal year 1998. The Company now better understands the manufacturing of these relatively new products, resulting in decreased product costs and more competitively priced products.

          Sales of other miscellaneous products within the Critical Care segment decreased 5.6% to $13,214,589. These decreases are the result of continued pricing pressures from external competition.

          Sales of the Company's pain management product line increased 37.6% to $5,468,651. This growth can be attributed to lower, more competitive pricing resulting from the move of the products' manufacturing to Draper.

          FOAM CARE product sales decreased 0.9% to $10,979,582 in fiscal year 1998. These decreases can be attributed to the products generally not being included in national buying group contracts, and competition from lower priced soap competitive products.

          OPERATING EXPENSES - Operating expenses consist of selling, general, and administrative expenses, research and development expenses, and royalties. Total consolidated operating expenses for the year ended September 30, 1998 were $47,915,277, compared with $42,208,682 for fiscal year 1997 and $36,465,201 for fiscal year 1996. The following table is a summary of operating expenses by category as a percentage of net sales:

          Year ended September 30,           1998      1997      1996

          Selling, general, and
          administrative                     28.7%     28.3%     28.8%

          Research and development            1.9%      2.2%      2.9%

          Royalties                           1.3%      1.4%      1.5%

          Selling, general, and administrative expenses increased $5,589,245. Included in these charges in 1998 were $681,000 for impairments to reduce the carrying value of intangible assets and $1,293,000 for severance and related restructuring costs associated with the closures of several duplicate manufacturing facilities. These increases can also be attributed to increased sales volumes. Consolidated expenses related to research and development and royalties for fiscal years 1998, 1997, and 1996, remained relatively consistent.

          OTHER INCOME - Other income generally consists of interest income from short-term investments, royalty income from the licensing of the TRACH CARE closed suction system, and the netting of insignificant gains and losses from the sale or retirement of property and equipment.

          The table below summarizes other income in the last three fiscal years:

          Year ended September 30,         1998          1997        1996

          Interest income            $2,609,864    $2,129,276  $1,917,925

          Royalty income              2,095,000     2,465,840   2,400,000

          Other income              1,173,308       944,696     991,455

          Increases to interest income are the result of increased cash and investments generated from operations. Decreases in royalty income reflects decreasing unit sales of closed suction catheters by the Company's licensee. Included in other income for fiscal year 1998 are $1,135,813 in gains from the sale of Neuro (see Supplemental Disclosures of Noncash Investing and Financing Activities in the Consolidated Statements of Cash Flows).

          NET INCOME - Consolidated net income from operations for the year ended September 30, 1998 totaled $32,013,520, an increase of 2.4% over fiscal year 1997. The following table reflects net income as a percentage of net sales for each of the reporting periods shown:

          Year ended September 30,      1998      1997      1996

          Net Income                    21.3%     23.6%     23.6%

          INFLATION - Inflation can be expected to have an effect on most of the Company's operating costs and expenses. The extent to which inflationary cost increases can be offset by price increases depends on competition and other factors. The effect of inflation has been insignificant during the periods reported herein.

     LIQUIDITY AND CAPITAL RESOURCES

          Effective December 23, 1998, the Company entered into a definitive merger agreement with Kimberly-Clark Corporation ("Kimberly-Clark"). Under the terms of the merger agreement, each stockholder of Ballard would receive $25 worth of Kimberly-Clark common stock (which would be valued at its average price over a ten day period preceding the merger) for each outstanding share of Ballard common stock. The transaction was unanimously approved by Ballard's Board of Directors. The transaction is expected to close in the second quarter of 1999, subject to approval by Ballard's stockholders, appropriate governmental approval and customary conditions. It is expected that the merger will be tax-free to Ballard's stockholders. In connection with the merger agreement, Ballard granted Kimberly-Clark an option to acquire 19.9% of Ballard's outstanding stock under certain circumstances. In addition, under certain circumstances, Kimberly-Clark would be paid a cash termination fee of $15,000,000 by Ballard.

          The Consolidated Balance Sheets present the Company's financial position at the end of each of the last two fiscal years. Each statement lists the Company's assets and liabilities, and the equity of its stockholders. Major changes in the Company's financial position are summarized in the Consolidated Statement of Cash Flows. This statement summarizes the changes in the Company's cash and cash equivalents balance for each of the last three years and helps to show the relationship between operations (presented in the Consolidated Statement of Operations) and liquidity and financial resources (presented in the Consolidated Balance Sheets).

          The table below summarizes some key factors related to liquidity:

          For the fiscal year ended
          September 30,                        1998           1997

          Cash provided from operating
          activities                    $35,503,232    $31,434,596

          Working capital               127,344,729     87,986,254

          Available cash*                70,558,861     48,252,355

          Current ratio                   18.6 to 1       7.8 to 1

     * Includes cash, cash equivalents, and investments available for sale.

          In addition to its strong liquid position, the Company does not have any long-term debt nor does management intend to utilize debt to fund future expansion. Ballard maintains a $5,000,000 unsecured line of credit with its bank but has not drawn on this line during either of the years ended September 30, 1998 or 1997.

          Continued growth in cash and investments provides the Company financial stability and flexibility to fund current operations, an aggressive acquisitions program, future internal growth and expansion, and the ability to continue its dividend payment policy.

          During the year ended September 30, 1998, the Company completed expansion of an office complex addition (approximately 14,500 square feet) at its Draper, Utah facility, at a total construction cost of approximately $1,300,000. Various other remodelling projects (none of which was individually material) were also completed during the fiscal year in order to prepare portions of the Pocatello and Draper facilities for additional growth. During fiscal 1998, the Company expended approximately $9,200,000 on capital assets, including the expansion noted above.

          During February 1997, the Company exercised its option to purchase the assets of Neuro at a total purchase price $4,245,422. In March, 1997, the Company sold certain of the assets it acquired from Neuro to an unrelated party for $961,459, which approximated the purchased price of those assets. In June, 1997 the Company determined that the remaining carrying value in its investment in Neuro was not entirely recoverable and an impairment loss of $4,900,000 was recorded against the book value of the investment. In September, 1998, the Company sold the remaining assets and technology acquired from Neuro, recognizing a gain of $1,135,813 which has been included in "Other Income."

          A valuation allowance has not been provided on deferred tax asset balances due to the Company's projection of future taxable income in excess of such tax assets.

          In addition to capital expenditures, other items which affected cash flows during fiscal year 1998 included the net purchases of investments available for sale of $33,542,016, the payment of dividends of $3,323,594, the payment of debt of acquired subsidiaries of $6,725,000, purchases of intangible assets of $931,699, and the purchase of retired treasury stock for $856,922.

     YEAR 2000 ISSUES

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

          There are several elements of the Company's Year 2000 preparations:

           1. INFORMATION TECHNOLOGY ("IT") SYSTEMS. The Company determined some months ago that it is required to replace or convert portions of its business application software (materials management, resource planning, accounts payable, invoicing, accounts receivable, general ledger, payroll, etc.) so that its computer systems will properly recognize and utilize dates beyond December 31, 1999. The Company began implementation of this conversion early in August, 1998, and completed the conversion process for remaining applications during October, 1998.

          Another aspect of the Company's IT systems is Electronic Data Interchange ("EDI"). The Company shares information with a number of outside parties (including certain customers and certain vendors) via EDI. Earlier this year, the Company made all necessary modifications so that its EDI capabilities are prepared for the year 2000.

           2. NON-IT SYSTEMS. Non-IT systems include embedded technology such as microcontrollers. The Company has determined that it has approximately 85 to 95 pieces of equipment with such embedded technology. The Company is in the process of requesting and receiving information from various equipment manufacturers to determine whether repairs or replacements are needed. As to approximately one-third of such machines so far, the Company has either completed needed repairs or has received information verifying that no repairs are needed. The Company plans to complete assessment of Non-IT systems by the end of December, 1998, followed by repairs of Non-IT systems by the end of May, 1999.

           3. THIRD PARTIES. It is critical to the Company's readiness for the Year 2000 that third parties with whom the Company deals are also prepared. Such third parties include utility companies, banks (and the Federal Reserve), distributors, suppliers, vendors, customers, and shippers.

          The Company is only in the early stages of assessing the Year 2000 readiness of such third parties. The Company is in the process of sending surveys to third parties to certify their Year 2000 compliance.

          The Company has retained an outside consultant to assist and advise the Company through a comprehensive, step by step approach to achieving Year 2000 readiness. The written plan to accomplish this important goal outlines 450 tasks, of which the Company has completed only 83. However, the Company is committed to completing all 450 tasks and achieving Year 2000 readiness well in advance of mid-1999.

          The most likely worst case Year 2000 scenarios include a possible inability: (1) to receive power required for operation of the Company's facilities; (2) to access funds or make a payroll, because of the Company's banking connections or the Federal Reserve being unprepared; (3) to order and receive needed raw materials because of a vendor's or the Company's own systems being non-Year 2000 compliant; (4) to receive, and fill, or ship customer orders because of a customer's, shipper's, or the Company's own systems being non-Year 2000 compliant; or (5) to meet production needs because of the non-Year 2000 compliance of its own IT and/or non-IT systems.

          The Company has not yet started to develop contingency plans for such worst-case scenarios. The Company intends to create such contingency plans in the future only if any of such problems appear to be a real possibility as the Year 2000 comes closer.

          The Company will continue to utilize internal and external resources to implement, reprogram, or replace and test software and related assets affected by the Year 2000 Issue. The Company hopes to complete the majority of its efforts in this area by early 1999 leaving adequate time to assess and correct any significant issues that may materialize. The total cost of the Year 2000 project is estimated at $300,000 to $435,000 and is being funded through operating cash flows. The Company will be able to capitalize new purchases of software and hardware portions of this cost. Thus far the Company has spent approximately $25,000 on Year 2000 remediation.

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

          The Company periodically updates its current Year 2000 status on its website at www.bmed.com.

     CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

          Certain statements contained in this Annual Report and other written and oral statements made from time to time by the Company do not relate strictly to historical or current facts. As such, they are considered "forward-looking statements" which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as "anticipate," "believe," "estimate," "expect," "intend," "may," "could," "possible," "plan," "project," "will," "forecast" and similar words or expressions. The Company's forward-looking statements generally relate to its growth strategies, financial results, product development and regulatory approval programs, and sales efforts.
     One must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions, including, among others, those discussed below. See "Risk Factors." Consequently, no forward-looking statement can be guaranteed and actual results may vary materially.

          The Company does not undertake to update any forward-looking statement, but investors are advised to consult any further disclosures by the Company on this subject in its filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q, and 8-K (if any), in which the Company discusses in more detail various important factors that could cause actual results to differ from expected or historic results. The Company notes these factors as permitted by the Private Securities Litigation Reform Act of 1995. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

                                 RISK FACTORS

          COMPETITION. The medical device industry is characterized by rapidly evolving technology and increased competition. There are a number of companies that currently offer, or are in the process of developing, products that compete with products offered by the Company, including the Company's flagship TRACH CARE closed suction catheter. Some of these competitors have substantially greater capital resources, research and development staffs and experience in the medical device industry. These competitors may succeed in developing technologies and products that are more effective than those currently used or produced by the Company or that would render some products offered by the Company obsolete or noncompetitive. Competition based on price is becoming an increasingly important factor in customer purchasing patterns as a result of cost containment pressures on, and consolidation in, the health care industry. Such competition has exerted, and is likely to continue to exert, downward pressure on the prices the Company is able to charge for its products. The Company may not be able to offset such downward price pressure through corresponding cost reductions.
     Price reductions could have an adverse impact on the business, results of operations, financial condition, or cash flows of the Company.

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

          The Company maintains product liability coverage in the amount of $5,000,000 through Medmarc, 4000 Legato Road, Suite 800, Fairfax, Virginia. This is a claims made policy, with a deductible of $10,000 per occurrence and $75,000 aggregate maximum per year. The Company maintains excess liability coverage in the amount of $10,000,000 through American International Group Specialty Lines, Inc., 70 Pine Street, New York, New York. The Company deems this coverage sufficient for its business. However, there can be no assurance that such coverage will ultimately prove to be adequate, or that such coverage will continue to remain available on acceptable terms or any terms at all.

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

          From time to time the Company issues its own common stock in order to acquire other companies. Such increases in the number of outstanding Company shares could have a dilutive effect on the Company's earnings per share and on the Company's book value per share depending upon several factors including: (1) the profitability of the acquired company; (2) the number of shares of Company common stock issued for the acquisition; and (3) whether the transaction can be treated as a pooling of interests. The issuance of Company common stock for material acquisitions could also result in large blocks of Company stock being held by new voting groups and could therefore have an effect on the voting control of the Company.

          The Company prefers whenever possible to use its stock, rather than cash, to acquire other companies and intends to continue this acquisition policy.

          The Company continues to devote substantial management resources to looking for additional companies and product lines to acquire. At almost any given point in time, the Company is in the process of a preliminary review of various potential target companies, or involved in more comprehensive due diligence, or involved in preliminary or final negotiations for the acquisition.

          INTANGIBLES.  As of September 30, 1998, $38,327,628 (17.2%) of
     the Company's total assets consisted of intangible assets (cost in excess of fair value of net assets acquired and patents and other intangibles) net of amortization. $26,524,776 of these intangible assets represent the difference between the purchase price paid by the Company for various acquisitions, and the fair market value of net assets purchased, net of amortization. The approximate amount of amortization expense related to intangibles for fiscal year 1998 was $4,089,000, and this of course reduces net income. There can be no assurance that assets, businesses, and product lines purchased through acquisitions will retain their value. If such acquired assets were to lose value, corresponding goodwill included in intangibles may have to be written off all at once, resulting in a possible significant charge to earnings and earnings per share. The Company periodically reviews the carrying value of its intangible assets based on current and anticipated undiscounted cash flows and recognizes impairment when such cash flows will be less than the carrying values.

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

          SUPPLY OF RAW MATERIALS. Certain of the Company's products are dependent upon raw materials for which there are few sources. So far, the Company has not had any serious problems obtaining needed raw materials.

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

          For the fiscal year ending September 30, 1998, international sales ($18,221,425) were 12.1% of net sales of the Company.

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

          YEAR 2000 ISSUES. The approaching Year 2000 could result in challenges related to computer software, manufacturing and communications equipment, accounting records, and relationships with suppliers and customers. The Company is in the process of addressing the Year 2000 Issue. See "2000 ISSUES."

     GLOSSARY OF TECHNICAL AND MEDICAL TERMS

      1. Ampulla of Vater is the point at which the pancreatic duct and common bile duct gains entry into the duodenum.

      2. Biliary tree consists of the gallbladder, hepatic, cystic and common bile ducts.

      3. Bronchoalveolar lavage is a medical procedure for obtaining samples from smaller airways in the lungs. A catheter is wedged into the bronchus. Then a lavage fluid is injected into the airways. A fluid sample is withdrawn to determine whether infectious organisms are present in the airways or air sacs.

      4. Biopsy is an excision of a small piece of living tissue for microscopic examination.

      5.  Cannulate is to introduce a cannula through a passageway.

      6. Catheter is a flexible tube that is inserted into the body to deliver or remove fluid or act as a conduit to pass other devices.

      7. Closed suction catheter is a sleeved catheter used to suction the endotracheal tube of a patient receiving mechanical ventilation. The catheter keeps the patient oxygenated because the ventilator is not disconnected during the suctioning procedure.

      8. Coagulate means to solidify or change from a fluid state to a semisolid mass.

      9. Contrast medium in radiology is the use of a radiopaque substance to provide a contrast in density between the tissue or organ being filmed and the medium.

     10. Cytology brush is a brush used to collect cell samples from the gastrointestinal or pulmonary tract.

     11. Endoscope is an instrument consisting of a tube and optical system used in the examination of a hollow organ or cavity.

     12. Endoscopic refers to a procedure performed by means of an endoscope.

     13. Endoscopist is a physician who utilizes an endoscope for inspection of the gastrointestinal tract.

     14. Endoscopy is an examination of organs or cavities by use of an endoscope.

     15. Endotracheal tube is a tube inserted into the patient's upper airway allowing medical ventilatory support.

     16. Enteral feeding catheter is a catheter used for the delivery of nutritional liquids into the stomach of the patient.

     17. ERCP is an endoscopic technique for fluoroscopic examination of the biliary and/or pancreatic ducts.

     18.  Exogenous means originating outside an organ or part.

     19. Fluoroscopy is the use of a fluoroscope for medical diagnosis or for testing various materials by roentgen rays.

     20.  Gastric means pertaining to the stomach.

     21.  Gastrointestinal means pertaining to the stomach and intestine.

     22. Gastrostomy is an examination of the stomach and abdominal cavity by use of a gastroscope.

     23. Helicobacter pylori, or H. pylori, is a bacterium which lives only in the lining of the stomach and is one of the most common chronic infections in humans.

     24. Jejunal means pertaining to the jejunum, the second portion of the small intestine extending from the duodenum to the ileum.

     25. Jejunostomy is a surgical creation of a permanent opening through the skin into the jejunum.

     26. Lesion is a circumscribed area of pathologically altered tissue.

     27. Mucosa is a mucus membrane or the moist tissue layer that lines a hollow organ or body cavity.

     28.  Nebulizer is an apparatus for producing a fine spray or mist.

     29. Nosocomial infection is an infection acquired while a patient is in a hospital.

     30.  Papilla is a small, nipple-like protuberance or elevation.

     31. Percutaneous Endoscopic Gastrostomy (PEG) catheter is a flexible tube inserted through the mouth, esophagus, and stomach to the outside of the body with the aid of an endoscope. Name refers to the placement procedure and is a variation of a gastrostomy tube.

     32.  Polyp means a tumor with a pedicle.

     33.  Polypectomy is a medical procedure for removal of polyps
          (growths).

     34. Resection means a partial excision of a bone or other structure.

     35. Septic means pertaining to pathogenic organisms or their toxins, i.e., putrid, rotten or decayed.

     36.  Stenosed means constricted.

     37. Stimulation electrodes are disposable, pre-gelled pads which replace conventional defibrillation paddles or internal transvenous pacing leads to allow convenient, hands-free, noninvasive cardioshock and external pacing.

     38.  A surfactant is an agent that lowers surface tension.

     39. Transgastric pertains to a bypass of the stomach. Transgastric tubes are placed through the skin and into the stomach, with the distal tip terminating in the jejunum, or elsewhere in the digestive system.

     40.  Varix means an enlarged and tortuous vein or artery.

     41.  A ventilator is a life support device used to assist breathing.

                                   DIRECTORS

     NAME                     TITLE

     Dale H. Ballard          Chairman of the Board, Chief Executive
                              Officer, and President of Ballard Medical
                              Products

     John I. Bloomberg        General Partner of J.I.B. Associates,
                              Bricoleur Partners, Olympic Growth Fund, and Utah Capital Corp., all private investment companies

     J. Dallas VanWagoner     Retired Physician

     Robert V. Petersen       Professor Emeritus of Pharmaceutics at the
                              University of Utah

     E. Martin Chamberlain    Vice President of Regulatory Affairs and
                              Corporate Secretary of Ballard Medical
                              Products

     Dale H. Ballard, Jr.     Owner of his own financial planning
                              business called Stratco

     Paul W. Hess             General Counsel of Ballard Medical Products


                                   OFFICERS

     NAME                     TITLE

     Dale H. Ballard          President, Chief Executive Officer, and
                              Chairman of the Board.

     Harold R. ("Butch")      Executive Vice President and
     Wolcott                  General Manager

     E. Martin Chamberlain    Vice President of Regulatory Affairs and
                              Corporate Secretary

     Donald C. Eiring         Vice President of Sales for
                              Critical Care Division

     Dennis B. Cox            Vice President of Sales for
                              Interventional Division

     Clyde H. Baker           Vice President of Sales for Primary
                              Care Division

     Chris Thomas             Vice President of Corporate
                              Development

     R. Dennis Eyre           Vice President of Marketing for
                              Critical Care Division

     NAME                     TITLE

     Bradford D. Bell         Vice President of International
                              Division

     Kenneth R. Sorenson      Treasurer and Chief Financial Officer

     Paul W. Hess             General Counsel


                            SHAREHOLDER INFORMATION

     CORPORATE HEADQUARTERS

          Ballard Medical Products
          12050 Lone Peak Parkway
          Draper, Utah 84020
          Phone:  (801) 572-6800
          Fax:  (801) 572-6869
          Web site:  www.bmed.com

     TRANSFER AGENT

          Zions First National Bank
          P.O. Box 30880
          One South Main
          Salt Lake City, Utah 84130

     ANNUAL MEETINGS

          The Annual Meeting of Stockholders of Ballard Medical Products has not yet been scheduled.

     FORM 10-K

          Any shareholder who sends a written request to the Company's Secretary, E. Martin Chamberlain, at Ballard Medical Products, 12050 Lone Peak Parkway, Draper, Utah 84020, may obtain without charge a copy of the Company's Form 10-K for fiscal year 1998, including the financial statements and the financial schedules.

     SHAREHOLDER/ANALYST INQUIRIES

          Shareholders, analysts, and others seeking information about the Company are encouraged to contact Kenneth R. Sorenson, Chief Financial Officer, Ballard Medical Products, 12050 Lone Peak Parkway, Draper, Utah 84020, with any questions or comments.

     RESEARCH COVERAGE

          The following firms currently provide research coverage of Ballard Medical Products:

          Avalon Research Group - Providence, Rhode Island
          AG Edwards - St. Louis, Missouri
          Bear Stearns - New York, New York
          Select Equity Group, Inc. - New York, New York
          Southwest Securities - Dallas, Texas
          Sutro & Co. - Los Angeles, California
          Tucker Anthony - Boston, Massachusetts
          Volpe, Brown, Whelan & Company - San Francisco,
               California

     AUDITORS

          Deloitte & Touche LLP
          50 South Main Street, Suite 1800
          Salt Lake City, Utah 84144

                                  EXHIBIT 21

                   SUBSIDIARIES OF BALLARD MEDICAL PRODUCTS


                    JURISDICTION OF     BUSINESS       PARENT
     SUBSIDIARY     INCORPORATION       NAME           CORPORATION

     1194127        Canada              1194127        691555
     Ontario Inc.                       Ontario Inc.   Ontario
                                                       Limited

     691555 Ontario Canada              Preferred      Ballard
     Limited                            Medical        Medical
                                        Products       Products
                                                       (Canada)
                                                       Inc.

     Ballard        Virgin              Ballard        Ballard
     International, Islands             International, Medical
     Inc.                               Inc.           Products

     Ballard        Canada              Ballard        Ballard
     Medical                            Medical        Medical
     Products                           Products       Products
     (Canada)                           (Canada)
     Inc.                               Inc.

     Ballard        Utah                Ballard        Ballard
     Purchase                           Purchase       Medical
     Corporation                        Cororation     Products

     Ballard        Utah                Ballard        Ballard
     Real Estate                        Real Estate    Medical
     Holdings, Inc.                     Holdings, Inc. Products

     Cardiotronics  Colorado            Cardiotronics  Ballard
     Sytems, Inc.                       Systems, Inc.  Medical
                                                       Products

     Medical        California          Medical        Ballard
     Innovations                        Innovations    Medical
     Corporation                        Corporation    Products

     Mist Assist,   Delaware            Mist Assist,   Ballard
     Inc.                               Inc.           Medical
                                                       Products

     Plastic        Ohio                Plastic        Ballard
     Engineered                         Engineered     Medical
     Products                           Products       Products
     Company                            Company

                    JURISDICTION OF     BUSINESS       PARENT
     SUBSIDIARY     INCORPORATION       NAME           CORPORATION

     Preferred      New York            Preferred      691555
     Medical                            Medical        Ontario
     Products, Inc.                     Products       Limited

     R2 Medical     California          R2 Medical     Cardiotronics
     Systems, Inc.                      Systems, Inc.  Systems, Inc.

     Tri-Med        Kansas              Tri-Med        Ballard
     Specialties,                       Specialties,   Medical
     Inc.                               Inc.           Products