Form 10-K/A
period 1998-09-30
BALLARD MEDICAL PRODUCTS
filed 1999-01-19
CIK 723534

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

     The number of shares outstanding of the registrant's class of common stock, as of 12/15/98:

                                  30,547,908


                      DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated by reference herein:

           1. The Company's Form 10-K as filed with the Securities and Exchange Commission on December 30, 1998.

           2. Annual Report to Shareholders for fiscal year ended September 30, 1998 which was mailed to shareholders and filed as Exhibit 13 to the Company's Form 10-K filed with the Securities and Exchange Commission on December 30, 1998: Incorporated into Parts I and II hereof.


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

                                                          LOCATION IN
                                                          PRINTED
                                                          REFERENCE
      FORM 10-K ITEMS                                     MATERIALS


      Part I

           Item 1.      Business                          Annual Report,
                                                          pp. 1-8

           Item 2.      Properties                        Annual Report,
                                                          pp. 3, 8

                                                          LOCATION IN
                                                          PRINTED
                                                          REFERENCE
      FORM 10-K ITEMS                                     MATERIALS

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

     ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a) DOCUMENTS FILED AS PART OF REPORT

               1.   CONSOLIDATED FINANCIAL STATEMENTS

          The following are included in the Annual Report incorporated by reference into Parts I and II of this report:

               Independent Auditor's Report, dated November 23, 1998 (December 23, 1998 as to the second paragraph of Note 11);

               Consolidated Balance  Sheets as of September  30, 1998 and
               1997;

               Consolidated Statements of Operations for the Years Ended September 30, 1998, 1997, and 1996;

               Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 1998, 1997, and 1996;

               Consolidated Statements of Cash Flows for the Years Ended September 30, 1998, 1997 and 1996;

               Notes to Consolidated Financial Statements.

          The purpose of filing this Form 10-K/A is to add the following report, together with the consent filed as Exhibit 23 hereto:

               Report of Independent Accountants, dated January 30, 1998.

               2.   CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

          The following are included in the Form 10-K incorporated herein by reference:

               Independent Auditors' Report dated November 23, 1998 (December 23, 1998 as to the second paragraph of Note 11);

               Supplemental Schedule II - Valuation Accounts for the Three Years Ended September 30, 1998;

               Other schedules required by Rule 5.04 of Regulation S-X are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or related notes.

               3.   EXHIBITS

          The purpose of filing this Form 10-K/A is to add the report and consent of PricewaterhouseCoopers LLP, as Exhibit 23. See "Ballard Medical Products Index to Exhibits" attached to this report.


          (b)  REPORTS ON FORM 8-K

          On March 10, 1998 and July 14, 1998 the Company filed Form 8-Ks with regard to its acquisition of Tri-Med Specialties, Inc. The Company filed an amended Form 8-K on July 20, 1998 to voluntarily restate its financial statements to reflect the pooling of interests in its acquisition of Tri-Med.

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


     Date:  January 19, 1999            BALLARD MEDICAL PRODUCTS

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

     Date:  January 19, 1999            By:  Dale H. Ballard
                                             Director

     Date:  January 19, 1999            By:  E. Martin Chamberlain
                                             Director

     Date:  January 19, 1999            By:  Dale H. Ballard, Jr.
                                             Director

     Date:  January 19, 1999            By:  Paul W. Hess
                                             Director

     Date:  January 19, 1999            By:  Kenneth R. Sorenson
                                             Treasurer (Principal
                                             Financial Officer)

     REPORT OF INDEPENDENT ACCOUNTANTS

     To the Board of Directors and Stockholders of Tri-Med Specialties, Inc.:

          We have audited the balance sheets of Tri-Med Specialties, Inc. (the Company) as of September 30, 1997 and 1996, and the related statements of operations, changes in stockholders' equity, and cash flows for the year ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tri-Med Specialties, Inc. as of September 30, 1997 and 1996 and the results of its operations and its cash flows for the year ended September 30, 1997, in conformity with generally accepted accounting principles.

     Kansas City, Missouri                   PricewaterhouseCoopers LLP
     January 30, 1998                          Coopers & Lybrand L.L.P.

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

      EXHIBIT     EXHIBIT DESCRIPTION   SEQUENTIALLY NUMBERED PAGE
      NO.

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

      EXHIBIT     EXHIBIT DESCRIPTION   SEQUENTIALLY NUMBERED PAGE
      NO.

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
                  named therein)

      11          Computation of        Incorporated herein by
                  Income Per Common     reference to Exhibit 11
                  Share and Common      to Form 10-K, filed
                  Equivalent Share      December 30, 1998


      12          Not Applicable


      13          Ballard Medical       Incorporated herein by
                  Products 1998 Annual  reference to Exhibit 13
                  Report for the year   to Form 10-K, filed
                  ended September 30,   December 30, 1998
                  1998


      16          Not Applicable

      18          Not Applicable


      21          Subsidiaries of       Incorporated herein by
                  Ballard Medical       reference to Exhibit 21
                  Products              to Form 10-K, filed
                                        December 30, 1998

      22          Not Applicable


      23          Consent of
                  Independent
                  Accountants


      24          Not Applicable

      EXHIBIT     EXHIBIT DESCRIPTION   SEQUENTIALLY NUMBERED PAGE
      NO.

      25          Not Applicable

      26          Not Applicable


      27          Financial Data        Incorporated herein by
                  Schedule              reference to Exhibit 27
                                        to Form 10-K, filed
                                        December 30, 1998


      28          Not Applicable



                                  EXHIBIT 23

     CONSENT OF INDEPENDENT ACCOUNTANTS

          We consent to the incorporation by reference in the Registration Statements on Form S-3 (Nos. 33-23232, 33-34384, 33-43910, 33-50040, 333-18661, and 333-59471) and in the Registration
     Statements on Form S-8 (Nos. 33-25628, 33-36851, 33-41720, 33-56302,
     33-73194, 33-57735, 333-01941, 333-22827, and 333-59465) of  Ballard
     Medical Products of our report dated January 30, 1998, on our audits of the financial statements of Tri-Med Specialties, Inc. as of September 30, 1997 and 1996 and the year ended September 30, 1997 which report is included in this Annual Report on Form 10-KA.

     Kansas City, Missouri
     January 15, 1999                        PricewaterhouseCoopers LLP