Form 10-Q
period 1998-12-31
BALLARD MEDICAL PRODUCTS
filed 1999-02-17
CIK 723534

             As filed with the Securities and Exchange Commission
                             on February 16, 1999

                                   FORM 10-Q

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                               DECEMBER 31, 1998
                         (for quarterly period ended)

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

                  30,679,558 - all common, February 10, 1999.

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

           7.  "FDA" refers to the United States Food and Drug
               Administration.

           8. "Kimberly-Clark" refers to Kimberly-Clark Corporation, a Delaware corporation.

           9. "MIC" refers to Medical Innovations Corporation, a wholly owned subsidiary of Ballard.

          10. "PEPCO" refers to Plastic Engineered Products Company, a wholly owned subsidiary of Ballard.

          11. "PMP" refers to Ballard Medical Products Canada, a wholly owned subsidiary of Ballard, doing business as Preferred Medical Products.

          12. "R2" refers to R2 Medical Systems, Inc., a wholly owned subsidiary of Cardiotronics.

          13. "Tri-Med" refers to Tri-Med Specialties, Inc., a wholly owned subsidiary of Ballard.

     PART I - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

     BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES
     CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

                                         12/31/98       9/30/98
                                         ________       _______
      ASSETS
         CURRENT ASSETS:
              Cash and cash
              equivalents             $12,910,522   $10,231,524

              Investments available
              for sale                 69,611,395    60,327,337

              Accounts receivable-
              trade (net)              31,594,970    31,184,303

              Royalties receivable        874,891       424,891

              Note receivable           3,973,920     3,973,920

              Other receivables         3,054,392     1,694,393

              Inventories-net:
                 Raw materials          7,877,088     8,493,138

                 Work-in-progress       3,383,574     3,726,160

                 Finished goods         9,936,831    11,034,393

              Deferred income taxes     1,165,725       628,611

              Income tax refund
              receivable                1,250,607     2,481,210

              Prepaid expenses          1,209,555       385,732
                                      ___________   ___________
                 Total current
                 assets               146,843,470   134,585,612
                                      ___________   ___________

         PROPERTY AND EQUIPMENT:
              Land                        873,865       873,865

              Buildings                31,417,449    31,355,161

              Molds                     5,704,250     5,703,400

              Machinery and equipment  15,216,716    14,989,207

              Vehicles                    935,020       913,876

              Furniture and fixtures    4,019,658     3,923,088

                                         12/31/98       9/30/98
      ASSETS                           __________   ___________

         PROPERTY AND EQUIPMENT:
         (continued)

              Leasehold                    49,507        49,507
              improvements
              Construction-in-
              progress                  4,999,158     4,415,848
                                      ___________   ___________

                 Total                 63,215,623    62,223,952

              Less accumulated
              depreciation             15,599,881    14,167,300
                                      ___________   ___________
                 Property and
                 equipment - net       47,615,742    48,056,652
                                      ___________   ___________

         INTANGIBLE ASSETS:
              Cost in excess of
              fair value of net
              assets acquired -
              net                      25,955,918    26,524,776

              Patents and other
              intangibles - net        11,625,836    11,802,852
                                      ___________   ___________

                 Total intangible
                 assets                37,581,754    38,327,628
                                      ___________   ___________

         DEFERRED INCOME TAXES          1,548,254     1,712,389
                                      ___________   ___________

         OTHER ASSETS                      32,833         5,907
                                      ___________   ___________

         TOTAL                       $233,622,053  $222,688,188
                                      ===========   ===========







      See Notes to Condensed Unaudited Consolidated Financial
      Statements.

      BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES
      CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

                                         12/31/98       9/30/98
                                         ________       _______
      LIABILITIES AND
      STOCKHOLDERS' EQUITY

         CURRENT LIABILITIES:

            Accounts payable            $724,883    $1,208,938

            Income taxes payable       3,087,979     1,243,450

            Accrued liabilities:

               Employee
               compensation            2,905,849     3,608,774

               Royalties                 235,282       589,021

               Other                   3,515,925       590,700
                                      __________    __________

                  Total current
                  liabilities         10,469,918     7,240,883
                                      __________    __________
         STOCKHOLDERS' EQUITY:

               Common stock            3,052,845     3,042,373

               Additional
               paid-in capital        63,091,440    61,158,851

               Unrealized losses
               on investments
               available for sale      (480,747)      (107,480)

               Retained earnings     157,488,597   151,353,561
                                     ____________  ___________
                  Total
                  stockholders'
                  equity             223,152,135   215,447,305
                                     ___________   ___________

         TOTAL                      $233,622,053  $222,688,188
                                     ===========   ===========




     See Notes to Condensed Unaudited Consolidated Financial Statements.

     BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES
     CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                        Three Months   Three Months
                                               Ended          Ended
                                            12/31/98       12/31/97
                                            ________       ________

      NET SALES                          $39,315,683    $36,681,889

      COST OF PRODUCTS SOLD               14,491,544     13,200,349
                                          __________     __________

      GROSS MARGIN                        24,824,139     23,481,540
                                          __________     __________

      OPERATING EXPENSES:
         Selling, general,
         and administrative               10,049,361      9,908,321

         Research and development            899,386        695,475

         Royalties                           562,805        476,089

         Provision for product recall      1,412,700
                                          __________     __________

            Total operating expenses      12,924,252     11,079,885
                                          __________     __________

      OPERATING INCOME                    11,899,887     12,401,655

      OTHER INCOME - net                     538,388      1,189,350
                                          __________     __________
      INCOME BEFORE INCOME
      TAX EXPENSE                         12,438,275     13,591,005

      INCOME TAX EXPENSE                   4,775,844      5,080,000
                                          __________     __________

      NET INCOME                          $7,662,431     $8,511,005
                                          ==========     ==========
      NET INCOME PER COMMON SHARE:
         Basic                                $0.252         $0.283
                                          ==========     ==========
         Diluted                              $0.248         $0.276
                                          ==========     ==========
      COMMON SHARES:
         Basic                            30,464,056     30,075,490
                                          ==========     ==========
         Diluted                          30,899,389     30,813,363
                                          ==========     ==========

     See Notes to Condensed Unaudited Consolidated Financial Statements.

     BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES
     CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        Three Months  Three Months
                                               Ended         Ended
                                            12/31/98      12/31/97
                                            ________      ________

      CASH FLOWS FROM OPERATING
      ACTIVITIES                         $12,035,950    $8,153,962
                                          __________     _________
      CASH FLOWS FROM INVESTING
      ACTIVITIES:
         Capital expenditures for
         property and equipment             (991,671)   (2,112,756)

         Investment in and advances
         to affiliates                                      (2,720)

         Purchases of investments
         available for sale              (26,948,920)  (11,486,036)

         Purchases of intangible assets     (204,112)     (295,471)

         Proceeds from maturities of
         investments available for sale   17,090,607     1,337,751
                                          __________    __________

            Net cash used in
            investing activities         (11,054,096)  (12,559,232)
                                          __________    __________

      CASH FLOWS FROM FINANCING
      ACTIVITIES:
         Proceeds from exercise
         of options                        1,697,144       543,510

         Purchase of treasury stock                       (960,662)
                                          __________     _________
            Net cash provided by (used
            in) financing activities       1,697,144      (417,152)
                                         ___________     _________

      NET INCREASE IN CASH AND CASH
      EQUIVALENTS                          2,678,998    (4,822,422)

      CASH AND CASH EQUIVALENTS,
      BEGINNING OF PERIOD                 10,231,524    21,624,043
                                          __________    __________
      CASH AND CASH EQUIVALENTS,
      END OF PERIOD                      $12,910,522   $16,801,621
                                          ==========    ==========

                                        Three Months  Three Months
                                               Ended         Ended
                                            12/31/98      12/31/97
                                            ________      ________

      SUPPLEMENTAL DISCLOSURES
      OF CASH FLOW INFORMATION:
      Cash paid during the period
      for taxes                           $2,837,000    $1,297,000
                                          ==========    ==========

     SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

     During the three months ended December 31, 1998 and 1997, the Company increased additional paid-in capital by $245,917, and $174,418, respectively, which represents the tax benefit attributable to the compensation received by employees from the exercise and disqualifying dispositions of incentive stock options.

     See Notes to Condensed Unaudited Consolidated Financial Statements.

     BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

     NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      1. The condensed unaudited consolidated financial statements include the accounts of Ballard and all of its subsidiaries, after elimination of all significant intercompany transactions and accounts. In management's opinion, the accompanying condensed unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial condition of Ballard and its subsidiaries as of December 31, 1998 and September 30, 1998, the results of operations for the three months ended December 31, 1998 and 1997, and the cash flows for the three months ended December 31, 1998 and 1997.

      2. The results of operations for the three months ended December 31, 1998 are not necessarily indicative of the results to be expected for the full year ended September 30, 1999.

      3. Effective February 25, 1998, Ballard issued 1,067,733 shares of its common stock in exchange for all of the outstanding common stock of Tri-Med, a medical device manufacturing company with operations in Kansas, Virginia, and Australia. The condensed unaudited consolidated financial statements presented herein have been amended to reflect the combination (treated as a pooling of interests) with Tri-Med as if the combination had occurred at the beginning of the reporting period.

      4. On November 23, 1998, the Company entered into severance contracts with 24 employees. The contracts provided that upon resignation or termination of the employees, the Company would pay certain severance compensation to those 24 employees. The contracts also provided that the Company would provide continuing health insurance coverage for a period of time and transfer to the employees of Company vehicles then being used by the employees. The salary component of the contracts is estimated to have a current aggregate value of approximately $4,000,000. All but one of these contracts have been placed in suspension (pending the closing of the proposed merger between the Company and Kimberly-Clark) and superseded by new Noncompetition Agreements entered into by the employees, the Company, and Kimberly-Clark. The new agreements preserve the payment of such severance arrangements (to be paid out on different terms) in exchange for noncompetition covenants by the employees.

      5. Pursuant to an engagement letter dated October 13, 1998 with Bear, Stearns & Co., Inc., upon consummation of the merger with Kimberly-Clark, the Company will be obligated to pay to Bear Stearns a cash fee equal to 1 1/2% of the total consideration (i.e., Kimberly-Clark stock) to be received by Company shareholders in the merger. This fee shall be reduced by the sum of $750,000 which has already been paid to Bear Stearns by the Company.

      6. On December 4, 1998, the Company declared a semi-annual cash dividend of $.05 per share, payable January 5, 1999 to shareholders of record as of December 16, 1998.

      7. In February 1999, the Company commenced a voluntary recall to withdraw from the worldwide market certain of its cardiac stimulation electrodes. The Company recorded a pre-tax charge of $1,412,700 in the first quarter of 1999 for costs associated with the recall.

      8. The Company has elected to continue to apply Accounting Principles Board (APB) Opinion No. 25 (as permitted by Statement of Financial Accounting Standards (SFAS) No. 123,
           Accounting for Stock-Based Compensation ). The appropriate required disclosure of the effects of SFAS No. 123 will be disclosed in the notes to the consolidated financial statements in the Form 10-K for the year ending September 30, 1999.

      9. Effective for the year ended September 30, 1998, the Company adopted SFAS No. 128, "Earnings Per Share", and retroactively restated all prior-period EPS data, to conform with the statement. Accordingly, net income per common share is computed by both the basic method, which uses the weighted average number of the Company s common shares outstanding and the diluted method, which includes the dilutive common shares from stock options, as calculated using the treasury stock method.

     10. Effective for the year ending September 30, 1999, the Company adopted SFAS No. 130, "Comprehensive Income". Comprehensive income for the quarter ended December 31, 1998 was $7,289,164.

     ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS

          The Company's 1998 Annual Report to Shareholders contains management's discussion and analysis of the financial condition at, and results of operations for, the year ended September 30, 1998. The following discussion and analysis describes material changes in the Company's financial condition and position from September 30, 1998. Trends of a material nature are discussed to the extent known and considered relevant. The analysis of results of operations compares the three months ended December 31, 1998 with the corresponding period of 1997. This analysis should be considered in conjunction with the condensed unaudited consolidated balance sheets, condensed unaudited consolidated statements of operations, and condensed unaudited consolidated statements of cash flows.

     RESULTS OF OPERATIONS

          SALES - Net sales for the three months ended December 31, 1998 increased 7.2% to $39,315,683, compared with $36,681,889 for the corresponding three-month period in fiscal year 1998. In comparison, net sales for the three months ended December 31, 1997 increased 21.7% over the corresponding three-month period of fiscal year 1997.

          Net sales increases are due to continued market expansion of the MIC enteral feeding catheters, PMP pain management products, and Tri-Med's Helicobacter Pylori diagnostic products, as well as from the continued rapid growth of the Company's international sales.
     Net sales of MIC's catheters and related product lines grew 17.3% to $10,579,827 during the first quarter of fiscal year 1999, compared with net sales of $9,019,815 for the corresponding first quarter of fiscal year 1998. Net sales of PMP products grew 3.6% to $1,476,475, compared with $1,424,691 for the corresponding prior period while net sales of Tri-Med products increased 13.3% to $2,903,836, compared with $2,562,996 for the corresponding prior period. International net sales of all Company products were $5,553,603 for the first quarter of fiscal year 1999, a 45.4% growth over net sales of $3,820,606 for the first quarter of fiscal year 1998.

          No significant price increases occurred during the three months covered by this report; therefore, substantially all of the increase in net sales is attributable primarily to an increased volume of products sold. The Company continues to enter into and renew long-term contracts with group purchasing organizations in order to maintain its presence in the market. The Company s prices continue to be impacted by price reduction pressures from hospitals and the impact of these contracts with group purchasing organizations.

          Substantially all sales of the Company and related receipts were in U.S. dollars. International sales represent 14.1% of total Company sales for the quarter ended December 31, 1998.

          COST OF PRODUCTS SOLD - Cost of products sold for the three months ended December 31, 1998 was $14,491,544, compared to

     $13,200,349 for the corresponding three months in fiscal year 1998. As a percentage of net sales, cost of products sold for the three months ended December 31, 1998 was 36.9%, compared to 36.0% for the three months ended December 31, 1997.

          The increased cost of products sold as a percentage of net sales reflects the pricing pressures which exist throughout the health care sector, as well as the addition through acquisition of lower-margin product lines. The Company continues to refine and automate its manufacturing processes, especially those of acquired subsidiaries, as well as expand its injection molding and tubing extrusion capacity.

          OPERATING EXPENSES - Operating expenses generally consist of selling, general, and administrative expenses, research and development expenses, and royalty expenses. In addition, operating expenses for the three months ended December 31, 1998 also includes the costs associated with the recall of certain of the Company's cardiac stimulation electrodes. Total operating expenses for the three months ended December 31, 1998 were $12,924,252, which represents an increase of 16.7% over the corresponding three months of fiscal year 1998. As a percentage of net sales, operating expenses for the three months ended December 31, 1998 totaled 32.9%, compared with 30.2% for the corresponding three months of fiscal year 1997.

          The major component of operating expense, selling, general, and administrative expense, increased only 1.4%, from $9,908,321 in the quarter ended December 31, 1997 to $10,049,361 in the quarter ended December 31, 1998. This minor increase is attributable primarily to increased wages, commissions, and other selling related costs associated with the increased levels of sales. As a percentage of net sales, however, selling, general, and administrative expenses decreased from 27.0% in the three months ended December 31, 1997 to 25.6% in the three months ended December 31, 1998. These percentage decreases during the first quarter of fiscal year 1999 reflect the Company's efforts to control these variable selling expenses.

          Research and development expenses and royalty expenses, as a percentage of net sales, slightly increased in the first quarter of fiscal year 1999, approximating 2.3% and 1.4%, respectively, compared with 1.9% and 1.3%, respectively, for the first quarter of fiscal year 1998.

          The accrued costs associated with the voluntary recall
     (commenced by the Company in February, 1999) of certain of the Company's cardiac stimulation electrodes is approximated at $1,412,700 in the first quarter of fiscal year 1999.

          OTHER INCOME - Other income (net of other expenses) consists principally of interest income from investments and royalty income from the licensing of the TRACH CARE closed suction system. For the quarter ended December 31, 1998, other income totaled $538,388, compared to $1,189,350 for the three months ended December 31, 1997. Interest income earned from short-term investments increased from $657,837 for the first quarter in fiscal year 1998 to $781,243 in the first quarter of fiscal year 1999. This increase is attributable to the increase in the value of short-term investments and interest bearing cash accounts. Royalty income decreased from $615,000 in the first quarter of 1998 to $450,001 for the first quarter of fiscal 1999, due to decreased sales of closed suction catheters by the licensee.

     In addition to interest and royalty income, other income is net of approximately $864,000 in expenses related to the proposed merger of Ballard and Kimberly-Clark (see Item 6(b) Reports on Form 8-K ).

          NET INCOME - Net income after taxes for the three months ended December 31, 1998 (excluding the effects of the recall of certain of the Company's cardiac stimulation electrodes - net of tax) increased slightly to $8,525,431, compared to $8,511,005 for the three months ended December 31, 1997. As a percent of net sales, net income after taxes for the three months ended December 31, 1998 (excluding the effects of the recall of certain of the Company's cardiac stimulation electrodes - net of tax) was still strong, at 21.7%, compared with 23.2% for the three months ended December 31, 1997. The continued strong profit levels reflect the growth in net sales and ongoing efforts to control production and operating costs and maintain profit margins.

     LIQUIDITY AND CAPITAL RESOURCES

          For the three months ended December 31, 1998 the Company's operating activities provided $12,035,950 in cash flows, compared with $8,153,962 in cash flows provided during the three months ended December 31, 1997. At December 31, 1998, working capital totaled $136,373,552, compared with $127,344,729 at September 30, 1998, and its current ratio was 14.0 to 1.0 at December 31, 1998. The Company had $82,521,917 in cash, cash equivalents, and short-term investments at December 31, 1998, compared with $70,558,861 at September 30, 1998.

          Significant uses of cash during the three-month period ended December 31, 1998 included approximately $9,858,000 in net purchases of short-term investments, $992,000 in additions to property and equipment, and $204,000 in additions to intangibles.

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

          In 1997, the Company began and is still continuing a comprehensive program of assessing changes and upgrades that will need to be implemented in order to be prepared for the Year 2000 and even the Year 1999. The scope of the project covers all computer systems, network hardware, production process controllers, office equipment, access control, maintenance machinery, manufacturing equipment and the Company's products.

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

          A complete test of the Company's computer systems is scheduled for February, 1999, to determine whether the Company will need to replace or modify portions of its business application software so that its computer systems would properly utilize dates beyond December 31, 1999. The Company presently believes that with conversions to new systems and modifications to existing software the Year 2000 Issue can be mitigated.

          The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to their failure to remediate their own Year 2000 Issues. Thus far, the Company has received back responses from 78% of those contacted by the Company, none of which responses indicated that the responding party would not be prepared for the Year 2000. The Company can give no guarantee that the systems of other companies on which the Company's systems rely will be converted on time or that a failure to convert by another company or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

          The Company will continue to utilize internal and external resources to implement, reprogram, or replace and test software and related assets affected by the Year 2000 Issue. The Company expects to complete the majority of its efforts in this area by mid 1999 leaving adequate time to assess and correct any significant issues that may materialize. The total cost of the Year 2000 project is estimated at $400,000 and is being funded through operating cash flows. The Company will be able to capitalize the portion of this cost that relates to the acquisition of software and hardware.

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

          The Company maintains product liability coverage in the amount of $5,000,000 through Medmarc, 4000 Legato Road, Suite 800, Fairfax, Virginia. This is a claims-made policy, with a deductible of $10,000 per occurrence and $75,000 aggregate maximum per year. The Company maintains excess liability coverage in the amount of $10,000,000 through American International Group Specialty Lines, Inc., 70 Pine Street, New York, New York. The Company deems this coverage sufficient for its business. However, there can be no assurance that such coverage will ultimately prove to be adequate, or that such coverage will continue to remain available on acceptable terms or any terms at all.

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

          INTANGIBLES.  As of December 31, 1998, $37,581,754 (16.1%) of
     the Company's total assets consisted of intangible assets (cost in excess of fair value of net assets acquired and patents and other intangibles) net of amortization. $25,955,918 of these intangible assets represent the difference between the purchase price paid by the Company for various acquisitions, and the fair market value of net assets purchased, net of amortization. The approximate amount of amortization expense related to intangibles for the first quarter ended December 31, 1998 was $923,000, and this of course reduces net income. There can be no assurance that assets, businesses, and product lines purchased through acquisitions will retain their value. If such acquired assets were to lose value, corresponding goodwill included in intangibles may have to be written off all at once, resulting in a possible significant charge to earnings and earnings per share. The Company periodically reviews the carrying value of its intangible assets based on current and anticipated undiscounted cash flows and recognizes impairment when such cash flows will be less than the carrying values.

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

          For the quarter ended December 31, 1998, international sales ($5,553,603) were 14.1% of net sales of the Company.

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


     PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

          BALLARD MEDICAL PRODUCTS v. ALLEGIANCE HEALTHCARE CORPORATION AND SORENSON CRITICAL CARE, INC.

          The parties to this case have substantially completed the discovery process (i.e., exchange of information and documents, depositions, etc.). A pretrial conference is scheduled before the district court for March 9, 1999. At this pretrial, it is anticipated that the court will hear arguments from counsel for all parties on four different motions for summary judgment previously filed by defendants and will review and make inquiry into the parties' respective legal positions regarding patent claim interpretation and other issues.

          ROGER LEE HEATH v. BAXTER, WALTERS, TOWNSEN, ET AL.

          On January 11, 1999, the United States Supreme Court denied Mr. Heath's Petition for Writ of Certiorari (i.e., his petition asking the Supreme Court to accept an appeal).

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

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of the shareholders during the period covered by this report.

     ITEM 5.  OTHER INFORMATION

          The Company has no information to report under this item.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS.  Documents filed as part of this report:

               See Index to Exhibits.

          (b) REPORTS ON FORM 8-K. The following reports on Form 8-K were filed during the quarter for which this report is filed:

          Form 8-K filed December 23, 1998, reporting the Company's December 23, 1998 press release and announcement of its entering into a definitive merger agreement with Kimberly-Clark Corporation and Jazz Acquisition Corp. (a wholly-owned subsidiary of Kimberly-Clark), dated as of December 23, 1998.


                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   BALLARD MEDICAL PRODUCTS
                                   (Registrant)

     Date:  2/16/99                /s/ Dale H. Ballard, President
                                   (Principal Executive Officer)

     Date:  2/16/99                /s/ Kenneth R. Sorenson, Treasurer
                                   (Principal Accounting Officer)


                               INDEX TO EXHIBITS

       EXHIBIT  DESCRIPTION OF EXHIBIT
        NUMBER                                         PAGE NO.


           2.1  Agreement and Plan of Merger Among
                Ballard Medical Products, Kimberly-
                Clark Corporation, and Jazz
                Acquisition Corp., dated as of
                December 23, 1998

           2.2  Company Option Agreement by and
                between Kimberly-Clark Corporation
                and Ballard Medical Products, dated
                as of December 23, 1998

          27    Financial Data Schedule