Form 10-Q/A
period 1998-12-31
BALLARD MEDICAL PRODUCTS
filed 1999-03-19
CIK 723534

             As filed with the Securities and Exchange Commission
                               on March 19, 1999

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


          Applicant is filing this Form 10-Q/A to amend the Notes to Condensed Unaudited Consolidated Financial Statements and to add
     Exhibit 11.

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

     PART I - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

     BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES
     CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

                                         12/31/98       9/30/98
      ASSETS                             ________       _______

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

  BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES
  CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS (continued)

                                         12/31/98       9/30/98
      ASSETS                           __________   ___________

         PROPERTY AND EQUIPMENT:
         (continued)
              Furniture and fixtures    4,019,658     3,923,088

              Leasehold improvements       49,507        49,507

              Construction-in-
              progress                  4,999,158     4,415,848
                                      ___________   ___________

                 Total                 63,215,623    62,223,952

              Less accumulated
              depreciation             15,599,881    14,167,300
                                      ___________   ___________
                 Property and
                 equipment - net       47,615,742    48,056,652
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

      7. In February 1999, the Company commenced a voluntary recall to withdraw from the worldwide market certain of its cardiac stimulation electrodes. The Company recorded a pre-tax charge of $1,412,700 in the first quarter of 1999 for costs associated with the recall. This charge is listed as an operating expense in the Company's income statement for the three months ended December 31, 1998.

          The Company manufactures several lines of cardiac electrode defibrillation pads. Bonded to the surface of these pads is a material containing gelatin or gel, which improves the transfer of electrical energy to the patient during defibrillation. The Company's recall relates to one line of these pads with a gel formula which, the Company determined, could deteriorate before the useful shelf life of the product had expired. The Company has permanently replaced this line of "old gel" electrodes with electrodes that use a different formula of a "new gel" not subject to deterioration. The "new gel" electrodes are being or have been offered to all "old gel" electrode customers.

          The charge of $1,412,700 is comprised of the following:

               Finished goods write off                   $60,600

               Inventory reserve                          422,900

               Payable reserve (other accrueds)           929,200

                    Total                              $1,412,700

          The Company does not expect further recalls of defibrillation pads which would increase the above-stated charge to earnings.


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

                                   BALLARD MEDICAL PRODUCTS
                                   (Registrant)

     Date:  3/19/99                Dale H. Ballard, President
                                   (Principal Executive Officer)

     Date:  3/19/99                Kenneth R. Sorenson,
                                   Treasurer
                                   (Principal Accounting Officer)


                               INDEX TO EXHIBITS

       EXHIBIT  DESCRIPTION OF EXHIBIT
        NUMBER                                                  PAGE NO.


           2.1  Agreement and Plan of Merger         Incorporated herein
                Among Ballard Medical Products,          by reference to
                Kimberly-Clark Corporation, and           Exhibit 2.1 to
                Jazz Acquisition Corp., dated as         Form 10-Q filed
                of December 23, 1998                   February 17, 1999

           2.2  Company Option Agreement by and      Incorporated herein
                between Kimberly-Clark                   by reference to
                Corporation and Ballard Medical           Exhibit 2.2 to
                Products, dated as of December           Form 10-Q filed
                23, 1998                               February 17, 1999


          11    Computation of Income per Common
                Share and Common Share - Assuming
                Dilution


          27    Financial Data Schedule              Incorporated herein
                                                         by reference to
                                                           Exhibit 27 to
                                                         Form 10-Q filed
                                                       February 17, 1999