Form 10-Q
period 1999-03-31
BALLARD MEDICAL PRODUCTS
filed 1999-05-13
CIK 723534

As filed with the Securities and Exchange Commission
                                on May 13, 1999

                                   FORM 10-Q

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                MARCH 31, 1999
                         (for quarterly period ended)

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

                     30,777,242 - all common, May 12, 1999

                   BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

                                FORM 10-Q INDEX

                                                                    Page


      PART I   FINANCIAL INFORMATION                                   5

      Item 1.  Financial Statements                                    5

               Condensed Unaudited Consolidated
               Balance Sheets as of March 31, 1999 and
               September 30, 1998                                      5

               Condensed Unaudited Consolidated
               Statements of Operations for the three and six
               months ended March 31, 1999 and 1998                    7

               Condensed Unaudited Consolidated
               Statements of Cash Flows for the
               six months ended March 31,
               1999 and 1998                                           9

               Notes to Condensed Unaudited
               Consolidated Financial Statements                      10

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations          13

               Risk Factors                                           17

      PART II  OTHER INFORMATION                                      23

      Item 1.  Legal Proceedings                                      23

      Item 2.  Changes in Securities                                  23

      Item 3.  Defaults Upon Senior Securities                        23

      Item 4.  Submission of Matters to a Vote
               of Security Holders                                    24

      Item 5.  Other Information                                      24

      Item 6.  Exhibits and Reports on Form 8-K                       24

               Signatures                                             24

               Index to Exhibits                                      24

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

     PART I - FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

     BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES
     CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

      ASSETS                                         3/31/99         9/30/98
         CURRENT ASSETS:
            Cash and cash equivalents            $21,743,586     $10,231,524

            Investments available for sale        71,350,307      60,327,337

            Accounts receivable-trade (net)       28,495,385      31,184,303

            Royalties receivable                     674,229         424,891

            Note receivable                        3,973,920       3,973,920

            Other receivables                      2,170,707       1,694,393

            Inventories - net:
               Raw materials                       8,655,667       8,493,138
               Work-in-progress                    4,574,532       3,726,160
               Finished goods                      8,030,963      11,034,393

            Deferred income taxes                  1,050,399         628,611

            Income tax refunds receivable            533,356       2,481,210

            Prepaid expenses                       2,221,936         385,732
                                                 ___________     ___________

               Total current assets              153,474,987     134,585,612
                                                 ___________     ___________
         PROPERTY AND EQUIPMENT:
            Land                                     873,865         873,865

            Buildings                             31,419,346      31,355,161

            Molds                                  5,768,222       5,703,400

            Machinery and equipment               15,901,013      14,989,207

            Vehicles                                 950,515         913,876

            Furniture and fixtures                 4,154,005       3,923,088

            Leasehold improvements                    49,507          49,507

            Construction-in-progress               4,712,009       4,415,848
                                                  __________       _________

               Total                              63,828,482      62,223,952

            Less accumulated depreciation         17,003,225      14,167,300
                                                  __________      __________

      ASSETS                                         3/31/99         9/30/98

               Property and equipment - net       46,825,257      48,056,652
                                                  __________      __________
         INTANGIBLE ASSETS:
               Cost in excess of fair value
               of net assets acquired - net       25,387,562      26,524,776

               Patents and other
               intangibles - net                  11,389,993      11,802,852
                                                  __________      __________

                  Total intangible assets         36,777,555      38,327,628
                                                  __________      __________

         DEFERRED INCOME TAXES                     1,462,648       1,712,389
                                                  __________      __________

         OTHER ASSETS                                 32,833           5,907
                                                  __________      __________

         TOTAL                                  $238,573,280    $222,688,188
                                                 ===========     ===========
      LIABILITIES AND STOCKHOLDERS' EQUITY

         CURRENT LIABILITIES:
            Accounts payable                        $714,673     $1,208,938

            Income taxes payable                                  1,243,450

            Accrued liabilities:
               Employee compensation               3,639,270      3,608,774
               Royalties                             603,191        589,021
               Other                               1,326,589        590,700
                                                  __________     __________

                  Total current liabilities        6,283,723      7,240,883
                                                  __________     __________

          STOCKHOLDERS' EQUITY:
               Common stock                        3,070,511      3,042,373
               Additional paid-in capital         66,097,352     61,158,851
               Unrealized losses on investments     (122,371)      (107,480)
               Retained earnings                 163,244,065    151,353,561
                                                 ___________    ___________

                  Total stockholders' equity     232,289,557    215,447,305
                                                 ___________    ___________

         TOTAL                                  $238,573,280   $222,688,188
                                                 ===========    ===========

     See Notes to Condensed Unaudited Consolidated Financial Statements.

     BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES
     CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  Three Months Ended           Six Months Ended

                                3/31/99      3/31/98      3/31/99       3/31/98

      NET SALES             $35,110,062  $36,135,728  $74,425,745   $72,817,617

      COST OF PRODUCTS
      SOLD                   13,207,130   14,487,808   27,698,674    27,688,157
                             __________   __________   __________    __________

      GROSS MARGIN           21,902,932   21,647,920   46,727,071    45,129,460
                             __________   __________   __________    __________

      OPERATING EXPENSES:
      Selling, general,
      and administrative     11,231,712   10,293,885   21,281,073    20,202,206

      Research and
      development               925,471      767,737    1,824,857     1,463,212

      Royalties                 987,598      426,000    1,550,403       902,089

      Nonrecurring charges                 1,973,959                  1,973,959

      Provision for
      product recall                                    1,412,700
                             __________   __________   __________    __________

         Total operating
         expenses            13,144,781   13,461,581   26,069,033    24,541,466
                             __________   __________   __________    __________

      OPERATING INCOME        8,758,151    8,186,339   20,658,038    20,587,994

      OTHER INCOME - net        846,851    1,235,836    1,385,239     2,425,185
                             __________   __________   __________    __________

      INCOME BEFORE INCOME
      TAX EXPENSE             9,605,002    9,422,175   22,043,277    23,013,179

      INCOME TAX EXPENSE      3,849,284    3,879,001    8,625,128     8,959,000
                             __________   __________   __________    __________

      NET INCOME             $5,755,718   $5,543,174  $13,418,149   $14,054,179
                             ==========   ==========   ==========    ==========

                                  Three Months Ended           Six Months Ended

                                3/31/99      3/31/98      3/31/99       3/31/98

      INCOME PER SHARE:

         Basic                   $0.188       $0.184       $0.439        $0.466
                                 ======       ======       ======        ======
         Diluted                 $0.185       $0.179       $0.433        $0.455
                                 ======       ======       ======        ======

      WEIGHTED AVERAGE
      NUMBER OF SHARES
      OUTSTANDING:

         Basic               30,628,576   30,190,918   30,545,412    30,132,570
                             ==========   ==========   ==========    ==========
         Diluted             31,115,382   30,934,875   31,006,482    30,873,485
                             ==========   ==========   ==========    ==========

     See Notes to Condensed Unaudited Consolidated Financial Statements.

     BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES
     CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Six Months Ended

                                                 3/31/99        3/31/98

      CASH FLOWS FROM OPERATING ACTIVITIES   $21,652,910    $12,385,294
                                              __________     __________

      CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures for property
      and equipment                           (1,604,530)    (4,459,949)

      Investment in and advances
      to affiliates                                              (2,719)

      Purchases of investments               (55,674,727)   (28,817,826)

      Purchases of intangible assets            (262,911)      (372,587)

      Purchase of other assets                   (26,926)      (264,236)

      Proceeds from sales of investments      44,628,848     13,146,597
                                              __________     __________
      Net cash used in investing
      activities                             (12,940,246)   (20,770,720)
                                              __________     __________

      CASH FLOWS FROM FINANCING
      ACTIVITIES:
      Proceeds from exercise of options        4,327,043      3,561,237

      Cash dividends paid                     (1,527,645)    (1,905,377)

      Payment of debt of acquired subsidiary                 (2,750,000)

      Purchase of treasury stock                               (856,894)
                                              __________     __________
      Net cash provided by (used in)
      financing activities                     2,799,398     (1,951,034)
                                              __________     __________
      NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                    11,512,062    (10,336,460)

      CASH AND CASH EQUIVALENTS,
      BEGINNING OF PERIOD                     10,231,524     21,624,043
                                              __________     __________

      CASH AND CASH EQUIVALENTS,
      END OF PERIOD                          $21,743,586    $11,287,583
                                              ==========     ==========

     See Notes to Condensed Unaudited Consolidated Financial Statements.

     BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES
     CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                Six Months Ended

                                          3/31/99             3/31/98
      Cash paid during the period
      for taxes                       $10,515,799          $9,817,978

     SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

     During the six months ended March 31, 1999 and 1998, the Company increased additional paid-in capital by $639,596 and $1,654,647, respectively, which represents the tax benefit attributable to the compensation received by employees from the exercise and disqualifying dispositions of incentive stock options.

     See Notes to Condensed Unaudited Consolidated Financial Statements.

     BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

     NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      1. The condensed unaudited consolidated financial statements include the accounts of Ballard and all of its subsidiaries (the "Company"), after elimination of all significant intercompany transactions and accounts. In management's opinion, the accompanying condensed unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial condition of Ballard and its subsidiaries as of March 31, 1999 and September 30, 1998, the results of operations for the three and six months ended March 31, 1999 and 1998, and its cash flows for the six months ended March 31, 1999 and 1998.

      2. The results of operations for the six months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year ended September 30, 1999.

      3. On December 23, 1998, the Company entered into a definitive Agreement and Plan of Merger with Kimberly-Clark and Jazz Acquisition Corp., a wholly owned subsidiary of Kimberly-Clark (see Form 8-K filed December 23, 1998).

      4. On January 5, 1999, the Company paid a semi-annual cash dividend of $.05 per share to shareholders of record as of December 16, 1998.

      5. In February 1999, the Company commenced a voluntary recall to withdraw from the marketplace certain of its cardiac stimulation electrodes. The Company recorded a pretax charge of $1,412,700 in the first quarter of 1999 for costs associated with the recall. This charge is listed as an operating expense in the Company's statement of operations for the three months ended December 31, 1998.

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

          The charge of $1,412,700 is comprised of the following:

               Finished goods write off                   $60,600

               Inventory reserve                          422,900

               Payable reserve (other accrueds)           929,200
                                                       __________

                   Total                               $1,412,700

          The payable reserve charge of $929,200 related to private label (HEARTSTART) cardiac electrode defibrillation pads sold by Ballard to its OEM customer, Laerdal Medical Corporation. Laerdal, in turn, sold HEARTSTART pads to its customers. The $929,200 is an estimate of the total credits/refunds which Ballard may have to give to Laerdal, calculated as of December 31, 1998, as follows:

               Number of HEARTSTART pads shipped
               to Laerdal                                   211,180

               Estimated return rate                   x         50%

               Estimated number of HEARTSTART
               pads to be returned from Laerdal
               and its customers                       =    105,590

               Ballard's invoice price                 x      $8.80

               Estimate of total credits/refunds
               on account of HEARTSTART pads           =   $929,192
                                                           ========

          Unlike the calculation for inventory reserve, no estimated cost of replacement product was calculated because Laerdal has not yet agreed to accept Ballard's "new gel" product to replace the recalled "old gel" HEARTSTART pads.

          The $422,900 inventory reserve was calculated as follows, as of December 31, 1998:

               Estimated cost of pads shipped
               to customers (other than the
               Laerdal HEARTSTART pads)                  $1,615,105

               Estimated return rate                   x         25%

               Estimated cost to replace               =   $303,776

               Estimated cost of shipping
               replacement pads                        +      4,100

               Miscellaneous administrative
               costs of recall                         +     15,000
                                                          _________

                                                       =   $422,876
                                                           ========

          The Company does not expect further recalls of defibrillation pads which would increase the above-stated charge to earnings.

      6. During the quarter ended March 31, 1998, the Company recorded nonrecurring pretax charges totaling $3,068,439. Included in these charges were $681,336 for impairments to reduce the carrying value of certain intangible assets, $1,292,623 for severance and related restructuring costs associated with the pending closures of several manufacturing facilities, and $1,094,480 in identified inventory obsolescence and overhead revaluations resulting from current and past plant closures. For purposes of financial statement presentation, $1,973,959 of the nonrecurring charges have been included in operating expenses and $1,094,480 has been included with cost of products sold.

      7.  The  Company  has  elected  to  continue  to  apply  Accounting
          Principles  Board  ( APB )  Opinion  No. 25  (as  permitted  by
          Statement of Financial Accounting  Standards ( SFAS ) No.  123,
           Accounting  for Stock-Based  Compensation ).   The appropriate
          required  disclosure of  the effects  of SFAS  No. 123  will be disclosed in the notes to the consolidated financial statements in the Form 10-K for the year ending September 30, 1999.

      8. Effective for the year ended September 30, 1998, the Company adopted SFAS No. 128, "Earnings Per Share", and retroactively restated all prior-period earnings per share data, to conform with the statement. Accordingly, net income per common share is computed by both the basic method, which uses the weighted average number of the Company s common shares outstanding and the diluted method, which includes the dilutive common shares from stock options, as calculated using the treasury stock method.

      9. Effective for the year ending September 30, 1999, the Company adopted SFAS No. 130, "Comprehensive Income". Comprehensive income for the three and six months ended March 31, 1999 was $6,114,094 and $13,403,258, respectively.

     10. On April 29, 1999 a Trust Deed Note (dated April 29, 1997) owed to the Company by Wasatch Pacific, Inc. became due and payable in full. The Company has received no payments on this note since May, 1998 when accrued interest on the note was paid in full. The balance of principal and interest now owing is approximately $4,300,000. The Company is considering a possible extension of the due date of the note. The note is secured by the lien of a first trust deed against approximately thirty-one acres of land located to the South of the Company's Draper, Utah facility.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The Company's 1998 Annual Report to Shareholders contains management's discussion and analysis of the financial condition at, and results of operations for, the year ended September 30, 1998. The following discussion and analysis describes material changes in the Company's financial condition and position from September 30, 1998. Trends of a material nature are discussed to the extent known and considered relevant. The analysis of results of operations compares the three and six months ended March 31, 1999 with the corresponding periods of 1998. This analysis should be considered in conjunction with the condensed unaudited consolidated balance sheets, condensed unaudited consolidated statements of operations, and condensed unaudited consolidated statements of cash flows.

     RESULTS OF OPERATIONS

          SALES - Net sales for the three and six months ended March 31, 1999 was $35,110,062 and $74,425,745, respectively, compared with $36,135,728 and $72,817,617, respectively, for the corresponding three and six months ended March 31, 1998. Sales decreased 2.8% for the three months ended March 31, 1999 while showing a modest increase of 2.2% for the six months ended March 31, 1999, over the corresponding periods of fiscal year 1998.

          The decline in net sales growth is due to the Company s indefinite moratorium on the use of domestic dealer sales incentives, precipitated by the potential merger with Kimberly-Clark. For the six months ended March 31, 1999 and 1998, domestic dealer sales totaled $28,909,439 and $34,489,111, respectively, a decrease of 19.3%, while domestic and international direct sales totaled $45,516,305 and $41,328,507, respectively, an increase of 10.2%.

          The Company continues to show strong sales growth from its international sales. For the three and six months ended March 31, 1999, international sales were $6,523,782 and $12,077,385, respectively, with growth rates of 62.8% and 54.3%, respectively, over the corresponding periods of fiscal year 1998. For the six months ended March 31, 1999, international sales represent 16.3% of total Company sales, compared with 10.8% for the corresponding period in fiscal year 1998. The Company continued its market expansion of the Interventional Care product lines which includes the MIC enteral feeding catheters, as well as endoscopic devices. Interventional Care product sales for the three and six months ended March 31, 1999 were $11,203,668 and $21,848,590, respectively, representing growth rates of 20.2% and 18.9%, respectively, over the corresponding periods of fiscal year 1998.

          No significant price increases occurred during the three months covered by this report; therefore, substantially all of the increase in direct sales is attributable primarily to an increased volume of products sold. The Company continues to enter into and renew long-term contracts with group purchasing organizations in order to maintain its presence in those hospital groups. The Company s prices continue to be impacted by price reduction pressures from hospitals and the impact of these contracts with group purchasing organizations.

          Substantially all sales of the Company and related receipts were in U.S. dollars.

          COST OF PRODUCTS SOLD - Cost of products sold for the three and six months ended March 31, 1999 was $13,207,130 and $27,698,674, respectively, compared to $13,393,328 and $26,593,677, respectively, (without considering the impact of the nonrecurring charges) for the corresponding three and six months in fiscal year 1998. As a percentage of net sales, cost of products sold for the three and six months ended March 31, 1999 was 37.6% and 36.2%, respectively, compared to 37.1% and 36.6%, respectively, (without considering the impact of the nonrecurring charges) for the three and six months ended March 31, 1998.

          The slight increase in cost of products sold as a percentage of net sales during the three months ended March 31, 1999 reflects the continued pricing pressures which exist throughout the health care sector, as well as the overall impact of the additions through acquisition of lower-margin product lines. The Company continues to refine and automate its manufacturing processes, especially those of acquired product lines, as well as expand its injection molding and tubing extrusion capacity, all in an effort to improve its product margins.

          OPERATING EXPENSES - Operating expenses generally consist of selling, general, and administrative expenses, research and development expenses, and royalty expenses. For the six months ended March 31, 1999, operating expenses also include the estimated costs associated with the recall of certain of the Company's cardiac stimulation electrodes (See Notes to Condensed Unaudited Consolidated Financial Statements). For the three months ended March 31, 1998, operating expenses also include the nonrecurring charges associated with the impairments of certain intangible assets and the severance and related restructuring costs associated with the closures of several manufacturing facilities (See Notes to Condensed Unaudited Consolidated Financial Statements).

          Total operating expenses for the three and six months ended March 31, 1999 were $13,144,781 and $24,656,333, respectively,
     (without regards to the impact of the recall costs) which represent an increase of 14.5% and 9.3%, respectively, (without regards to the nonrecurring charges) over the corresponding three and six months of fiscal year 1998. As a percentage of net sales, operating expenses for the three and six months ended March 31, 1999 totaled 37.4% and 33.2%, respectively, (without regards to the impact of the recall costs) compared to 31.8% and 31.0%, respectively, (without regards to the nonrecurring charges) for the corresponding three and six months of fiscal year 1998.

          The major component of operating expense, selling, general, and administrative expense, increased 9.1% and 5.3%, respectively, for the three and six months ended March 31, 1999 over the corresponding three and six months of fiscal year 1998. The increases are primarily due to the existence of fixed sales related costs and decreased levels of sales. As a percentage of net sales, selling, general, and administrative expenses for the three and six months ended March 31, 1999 were 32.0% and 28.6%, respectively.

          Research and development expenses and royalty expenses, as a percentage of net sales, showed significant increases for the three months ended March 31, 1999 due exclusively to the decreased levels of sales for the quarter.

          OTHER INCOME - Other income (net of other expenses) consists principally of interest income from investments and royalty income from the licensing of the TRACH CARE closed suction system. For the three and six months ended March 31, 1999, other income totaled $846,851 and $1,385,239, respectively, compared to $1,235,836 and
     $2,425,185, respectively, for the corresponding periods in fiscal year 1998. Interest income earned from short-term investments was $757,790 and $1,619,165, respectively, for the three and six months ended March 31, 1999 compared with $772,529 and $1,436,183, respectively, for the corresponding periods in fiscal year 1998. The increase in interest income during the first six months is attributable to the increase in the value of short-term investments and interest-bearing cash accounts. Royalty income continues to decline, decreasing from $1,075,000 in the six months ended March 31, 1999 to $825,000 for the six months ended March 31, 1998. The decrease is due to decreased sales of closed suction catheters by the licensee.

          In addition to interest and royalty income, other income for the six months ended March 31, 1999 is net of approximately $1,244,000 in expenses related to the proposed merger of Ballard and Kimberly-Clark.

          NET INCOME - Net income after taxes for the three and six months ended March 31, 1999 (excluding the effects of the recall of certain of the Company's cardiac stimulation electrodes - net of tax) decreased to $5,755,718 and $14,830,849, respectively, compared to $7,517,133 and $16,028,138 (excluding the effects of the nonrecurring charges net of tax), respectively, for the corresponding periods of fiscal year 1998. As a percentage of net sales, net income after taxes for the three and six months ended March 31, 1999 (excluding the effects of the recall of certain of the Company's cardiac stimulation electrodes - net of tax) was 16.4% and 20.0%, respectively, compared with 20.8% and 22.1% (excluding the effects of the nonrecurring charges net of tax), respectively, for the corresponding periods of fiscal year 1998. The decreased profit levels again reflect the decline in net sales.

     LIQUIDITY AND CAPITAL RESOURCES

          For the six months ended March 31, 1999 the Company's operating activities provided $21,652,910 in cash flows, compared with $12,385,294 in cash flows provided during the six months ended March 31, 1998. At March 31, 1999, working capital totaled $147,191,264, compared with $127,344,729 at September 30, 1998, and its current ratio was 24.4 to 1.0 at March 31, 1999. The Company had $93,093,893 in cash, cash equivalents, and short-term investments at March 31, 1999, compared with $70,558,861 at September 30, 1998.

          Significant uses of cash during the six months ended March 31, 1999 included approximately $11,046,000 in net purchases of short-term investments, $1,605,000 in additions to property and equipment, payment of $1,528,000 in dividends, and $263,000 in additions to intangibles.

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

          The Company's Enterprise Resource Planning (ERP) computer system has been modified to be Y2K compliant. The modified ERP system is currently running live. Additional hardware has been acquired, the modified ERP system has been loaded and testing for Y2K compliance has started. There have been no Y2K problems uncovered in the testing thus far.

          The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to their failure to remediate their own Year 2000 Issues. Thus far, the Company has received back responses from most of those contacted by the Company, none of which responses indicated that the responding party would not be prepared for the Year 2000. A "second request" letter has been sent to suppliers and customers who have not responded to the initial request. The Company can give no guarantee that the systems of other companies on which the Company's systems rely will be converted on time or that a failure to convert by another company or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. Contingency plans are being prepared for all identified critical areas.

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

          HEALTH CARE REFORM/PRICING PRESSURE. The health care industry in the United States continues to experience change. Health care reform proposals have been formulated by members of Congress. In addition, state legislatures periodically consider various health care reform proposals. Federal, state and local government representatives will, in all likelihood, continue to review and assess alternative health care delivery systems and payment methodologies, and ongoing public debate of these issues can be expected. Cost containment initiatives, market pressures and proposed changes in applicable laws and regulations may have a dramatic effect on pricing or potential demand for medical devices, the relative costs associated with doing business and the amount of reimbursement by both government and third-party payors. In particular, the industry is experiencing market-driven reforms from forces within the industry that are exerting pressure on health care companies to reduce health care costs. These market-driven reforms are resulting in industry-wide consolidation that is expected to increase the downward pressure on product margins, as larger buyer and supplier groups exert pricing pressure on providers of medical devices and other health care products. Both short-term and long-term cost containment pressures, as well as the possibility of regulatory reform, may have an adverse impact on the Company's results of operations and financial condition. The Company's products consist primarily of disposable medical devices. Cost containment pressures on hospitals are leading some facilities to use certain disposable devices longer than they have been used in the past, even longer than permitted by product labeling. This phenomenon could result in a reduction in Company sales, because extended use and device reuse mean fewer unit purchases.

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

          ACQUISITIONS. In order to be able to increase sales volume and profits, the Company will need to rely heavily on a program of acquiring business and new product lines from other companies. There is always a significant risk that a given acquisition by the Company will prove to be unsuccessful or end up not contributing sufficiently to sales and profit growth of the Company. There is also a risk that undiscovered or contingent liabilities of an acquired company could negatively impact the Company's financial position or even the acquisition transaction itself. The integration of any businesses that the Company might acquire could require substantial management resources. The moving of acquired product lines can also result in interruptions in production and backorders. There can be no assurance that any such integration will be accomplished without having a short-term or potentially long-term adverse impact on the business, results of operations or financial condition of the Company or that the benefits expected from any such integration will be fully realized.

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

          The Company prefers whenever possible to use its capital stock, rather than cash, to acquire other companies and intends to continue this acquisition policy. However, during the pendency of the merger transaction with Kimberly-Clark, it is unlikely that Ballard would be able to use its capital stock for this purpose.

          The Company continues to devote substantial management resources to looking for additional companies and product lines to acquire. At almost any given point in time, the Company is in the process of a preliminary review of various potential target companies, or involved in more comprehensive due diligence, or involved in preliminary or final negotiations for the acquisition.

          INTANGIBLES.   As of March 31, 1999, $36,777,555 (15.4%) of the
     Company's total assets consisted of intangible assets (cost in excess of fair value of net assets acquired and patents and other intangibles) net of amortization. $25,387,562 of these intangible assets represent the difference between the purchase price paid by the Company for various acquisitions and the fair market value of net assets purchased, net of amortization. The approximate amount of amortization expense related to intangibles for the six months ended March 31, 1999 was $1,846,000, and this of course reduces net income.

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

          The Company's ability to continue to sell products into Europe is dependent to a large extent on its ability to maintain the important ISO 9001/EN 4601 certification and the CE marking of conformity. The loss of such certifications would have a material, adverse impact on international sales and profits.

          For the three and six months ended March 31, 1999, international sales were $6,523,782 and $12,077,385, respectively, representing 18.6% and 16.3%, respectively, of total net sales of the Company.

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

          YEAR 2000 ISSUES. The approaching Year 2000 could result in challenges related to computer software, manufacturing and communications equipment, accounting records, and relationships with suppliers and customers. The Company is in the process of addressing the Year 2000 Issue. See "YEAR 2000 ISSUES."

     PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

          BALLARD MEDICAL PRODUCTS v. ALLEGIANCE HEALTHCARE CORPORATION AND SORENSON CRITICAL CARE, INC.

          The parties to this case have substantially completed the discovery process (i.e., exchange of information and documents, depositions, etc.). A pretrial conference is scheduled before the District Court for August 31, 1999. At this pretrial, it is anticipated that the Court will hear arguments from counsel for all parties on four different motions for summary judgment previously filed by defendants and will review and make inquiry into the parties' respective legal positions regarding patent claim interpretation and other issues. A trial in this case has been schedule to start September 20, 1999.

          MEDICAL INNOVATIONS CORPORATION v.
          BOSTON SCIENTIFIC CORPORATION

          On or about January 7, 1999, MIC, a wholly owned subsidiary of Ballard, commenced a lawsuit against Boston Scientific Corporation ("BSC") in the United States District Court for the District of Utah. MIC's First Amended Complaint in this action alleges that certain of its patents are infringed by the Ultratome XL product being marketed and sold by BSC through its Microvasive division. MIC claims direct, willful infringement, infringement by equivalents, inducement of infringement, and contributory infringement. MIC's First Amended Complaint also alleges claims for unjust enrichment and claims of unfair trade practices under Utah Code Ann. Section 13-5-14. The First Amended Complaint asks the Court for money damages (in an amount to be determined at trial, including treble damages) and for equitable relief (i.e., for an injunction) against BSC. BSC has not yet filed a response to MIC's action. Instead, Ballard and MIC have granted extensions of time while the parties explore possible ways to settle this litigation.

          OTHER LITIGATION

          The Company is also a party to ordinary routine litigation (including products liability cases) incidental to the Company's business.

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

                                   BALLARD MEDICAL PRODUCTS
                                   (Registrant)

     Date:  5/13/99                Dale H. Ballard, President
                                   (Principal Executive Officer)

     Date:  5/13/99                Kenneth R. Sorenson,
                                   Treasurer
                                   (Principal Accounting Officer)


                               INDEX TO EXHIBITS

       EXHIBIT  DESCRIPTION OF EXHIBIT
        NUMBER                                                  PAGE NO.


          27    Financial Data Schedule                               25