Form 10-Q
period 1999-06-30
BALLARD MEDICAL PRODUCTS
filed 1999-08-03
CIK 723534

As filed with the Securities and Exchange Commission
                               on August 3, 1999

                                   FORM 10-Q

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 JUNE 30, 1999
                         (for quarterly period ended)

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

                    30,838,367 - all common, July 30, 1999




                                       1
                   BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

                                FORM 10-Q INDEX

                                                                    Page

      PART I   FINANCIAL INFORMATION                                   5

      Item 1.  Financial Statements                                    5

               Condensed Unaudited Consolidated Balance Sheets
               as of June 30, 1999 and September 30, 1998              5

               Condensed Unaudited Consolidated Statements of
               Operations for the three and nine months ended
               June 30, 1999 and 1998                                  8

               Condensed Unaudited Consolidated Statements of
               Cash Flows for the nine months ended June 30,
               1999 and 1998                                          10

               Notes to Condensed Unaudited
               Consolidated Financial Statements                      12

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations          14

               Risk Factors                                           18

      PART II  OTHER INFORMATION                                      24

      Item 1.  Legal Proceedings                                      24

      Item 2.  Changes in Securities                                  24

      Item 3.  Defaults Upon Senior Securities                        24

      Item 4.  Submission of Matters to a Vote
               of Security Holders                                    25

      Item 5.  Other Information                                      25

      Item 6.  Exhibits and Reports on Form 8-K                       25

               Signatures                                             25

               Index to Exhibits                                      25








                                       2
                                  DEFINITIONS

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

           4. "BREH" refers to Ballard Real Estate Holdings, Inc., a wholly owned subsidiary of Ballard.

           5.  "Cardiotronics"    refers   to    Cardiotronics   Systems,
               Incorporated, a wholly owned subsidiary of Ballard.

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


                                       3
     CLOSED SUCTION CATHETER is a sleeved catheter used with endotracheal tubes, on patients receiving mechanical ventilation, enabling the airways to be suctioned while maintaining mechanical ventilatory support.

     ENTERAL FEEDING CATHETER is a catheter used for the delivery of nutritional liquids into the gastrointestinal tract of the patient.

     ENDOSCOPE is an instrument consisting of a tube and optical system used in the examination of a hollow organ or cavity.

     ENDOSCOPIC refers to a procedure performed by means of an endoscope.










































                                       4
     PART I - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

     BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

     CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

      ASSETS                                     6/30/99         9/30/98

         CURRENT ASSETS:

            Cash and cash
            equivalents                      $38,521,298     $10,231,524

            Investments available
            for sale                          59,645,256      60,327,337

            Accounts receivable -
            trade (net)                       26,674,067      31,184,303

            Royalties receivable                 343,139         424,891

            Note receivable                    4,412,144       3,973,920

            Other receivables                  1,439,362       1,694,393

            Inventories - net:

               Raw materials                   8,803,010       8,493,138

               Work-in-progress                5,533,246       3,726,160

               Finished goods                  7,521,461      11,034,393

            Deferred income taxes              1,190,849         628,611

            Income tax refunds
            receivable                         1,307,085       2,481,210

            Prepaid expenses                   1,261,902         385,732
                                             ___________     ___________

               Total current assets          156,652,819     134,585,612
                                             ___________     ___________

         PROPERTY AND EQUIPMENT:

            Land                               1,052,994         873,865

            Buildings                         31,444,847      31,355,161

            Molds                              7,874,218       5,703,400


                                       5
      ASSETS                                     6/30/99         9/30/98

            Machinery and equipment           17,783,623      14,989,207

            Vehicles                             940,712         913,876

            Furniture and fixtures             4,451,618       3,923,088

            Leasehold improvements                                49,507

            Construction-in-
            progress                           1,854,223       4,415,848
                                              __________      __________

               Total                          65,402,235      62,223,952

            Less accumulated
            depreciation                      18,408,265      14,167,300
                                              __________      __________

               Property and
               equipment - net                46,993,970      48,056,652
                                              __________      __________

         INTANGIBLE ASSETS:

            Cost in excess
            of fair value of net
            assets acquired - net             28,937,147      26,524,776

            Patents and other
            intangibles - net                 14,650,739      11,802,852
                                              __________      __________
            Total intangible
            assets                            43,587,886      38,327,628
                                              __________      __________

         DEFERRED TAXES RECEIVABLE             1,655,464       1,712,389
                                              __________      __________

         OTHER ASSETS                             32,833           5,907
                                              __________      __________

         TOTAL                              $248,922,972    $222,688,188
                                             ===========     ===========






     See Notes to Condensed Unaudited Consolidated Financial Statements.

                                       6
     BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

     CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS (continued)

      LIABILITIES AND
      STOCKHOLDERS' EQUITY                      6/30/99         9/30/98

         CURRENT LIABILITIES:

            Accounts payable                   $739,690      $1,208,938

            Current portion
            long-term debt                    1,000,000

            Income taxes payable                              1,243,450

            Accrued liabilities:

               Employee
               compensation                   4,668,241       3,608,774

               Royalties                        830,424         589,021

               Other                          2,243,087         590,700
                                             __________      __________

                  Total current liabilities   9,481,442       7,240,883
                                             __________      __________

          LONG-TERM DEBT                      1,500,000
                                             __________      __________

               Total liabilities             10,981,442       7,240,883
                                             __________      __________
        STOCKHOLDERS' EQUITY:

               Common stock                   3,079,824       3,042,373

               Additional paid-in
               capital                       67,742,552      61,158,851

               Unrealized losses
               on investments                  (286,057)       (107,480)

               Retained earnings            167,405,211     151,353,561
                                            ___________     ___________
                  Total stockholders'
                  equity                    237,941,530     215,447,305
                                            ___________     ___________

         TOTAL                             $248,922,972    $222,688,188
                                            ===========     ===========

     See Notes to Condensed Unaudited Consolidated Financial Statements.

                                       7
     BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

     CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                              Three Months Ended          Nine Months Ended

                             6/30/99      6/30/98       6/30/99       6/30/98

      NET SALES          $35,750,752  $38,249,804  $110,176,497  $111,067,421

      COST OF
      PRODUCTS SOLD       12,709,620   13,846,417    40,408,294    41,534,574
                          __________   __________    __________    __________

      GROSS MARGIN        23,041,132   24,403,387    69,768,203    69,532,847
                          __________   __________    __________    __________
      OPERATING
      EXPENSES:

      Selling, general,
      and
      administrative      11,973,031    9,942,027    33,254,104    30,144,233

      Research and
      development            914,143      684,084     2,739,000     2,147,296

      Royalties              730,252      544,757     2,280,655     1,446,846

      Nonrecurring                                                  1,973,959
      charges

      Provision for
      product recall                                  1,412,700

      Merger costs           827,050                  2,070,918
                          __________   __________    __________    __________
         Total
         operating
         expenses         14,444,476   11,170,868    41,757,377    35,712,334
                          __________   __________    __________    __________

      OPERATING INCOME     8,596,656   13,232,519    28,010,826    33,820,513

      OTHER INCOME-net       978,959    1,416,128     3,608,066     3,841,313
                          __________   __________    __________    __________
      INCOME BEFORE
      INCOME TAX
      EXPENSE              9,575,615   14,648,647    31,618,892    37,661,826

      INCOME TAX
      EXPENSE              3,874,872    5,803,000    12,500,000    14,762,000
                          __________   __________    __________    __________

      NET INCOME          $5,700,743   $8,845,647   $19,118,892   $22,899,826
                          ==========   ==========    ==========    ==========


                                         8
                              Three Months Ended          Nine Months Ended

                             6/30/99      6/30/98       6/30/99       6/30/98

      INCOME PER SHARE:

        Basic                 $0.185       $0.291        $0.624        $0.758
                              ======       ======        ======        ======
        Diluted               $0.183       $0.286        $0.615        $0.741
                              ======       ======        ======        ======

      WEIGHTED AVERAGE
      NUMBER OF SHARES
      OUTSTANDING:

        Basic             30,768,567   30,385,817    30,619,797    30,216,985
                          ==========   ==========    ==========    ==========
        Diluted           31,188,484   30,914,850    31,067,149    30,887,273
                          ==========   ==========    ==========    ==========
































     See Notes to Condensed Unaudited Consolidated Financial Statements.




                                         9
     BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

     CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Nine Months Ended

                                                  6/30/99       6/30/98

      CASH FLOWS FROM OPERATING ACTIVITIES    $34,997,067   $25,446,029
                                              ___________   ___________

      CASH FLOWS FROM INVESTING ACTIVITIES:

      Capital expenditures for property
      and equipment                            (2,056,362)   (5,439,277)

      Investment in and advances to affiliates                   (4,844)

      Purchases of investments                (48,193,864)  (43,417,396)

      Purchase of intangible assets              (324,200)     (660,309)

      Cash paid for acquisitions               (7,415,597)

      Sales (purchases) of other assets           (26,926)      112,667

      Proceeds from sales of investments       48,601,211    16,726,803
                                              ___________   ___________

      Net cash used in investing activities    (9,415,738)  (32,682,356)
                                              ___________   ___________

      CASH FLOWS FROM FINANCING ACTIVITIES:

      Proceeds from exercise of options         5,775,687     4,084,773

      Cash dividends paid                      (3,067,242)   (3,427,360)

      Payment of debt of acquired subsidiary                 (5,400,000)

      Purchase and retirement of treasury stock                (853,144)
                                               __________    __________
        Net cash provided by (used in)
        financing activities                    2,708,445    (5,595,731)
                                               __________    __________

      NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                     28,289,774   (12,832,058)

      CASH AND CASH EQUIVALENTS,
      BEGINNING OF PERIOD                      10,231,524    21,624,043
                                              ___________    __________
      CASH AND CASH EQUIVALENTS,
      END OF PERIOD                           $38,521,298    $8,791,985
                                              ===========    ==========

     See Notes to Condensed Unaudited Consolidated Financial Statements.

                                      10
     BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

     CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                  Nine Months Ended

                                               6/30/99        6/30/98

           Cash paid during the period
           for taxes                       $14,189,231    $10,690,646

     SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
     AND FINANCING ACTIVITIES:

     During the nine months ended June 30, 1999 and 1998, the Company increased additional paid-in capital by $845,465 and $1,902,171 respectively, which represents the tax benefit attributable to the compensation received by employees from the exercise and disqualifying dispositions of incentive stock options.

     In connection with the purchase of the patents and related assets of Jinotti and University Medical Products, Inc. (see Notes to Condensed Unaudited Consolidated Financial Statements), the Company incurred a long-term payment obligation of $2,500,000.



























     See Notes to Condensed Unaudited Consolidated Financial Statements.

                                      11
     BALLARD MEDICAL PRODUCTS AND SUBSIDIARIES

     NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      1. The condensed unaudited consolidated financial statements include the accounts of Ballard and all of its subsidiaries (the "Company"), after elimination of significant intercompany transactions and accounts. In management's opinion, the accompanying condensed unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial condition of Ballard and its subsidiaries as of June 30, 1999 and September 30, 1998, the results of operations for the three and nine months ended June 30, 1999 and 1998, and its cash flows for the nine months ended June 30, 1999 and 1998.

      2. The results of operations for the nine months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year ended September 30, 1999.

      3. On December 23, 1998, the Company entered into a definitive Agreement and Plan of Merger with Kimberly-Clark and Jazz Acquisition Corp., a wholly owned subsidiary of Kimberly-Clark (see Form 8-K filed December 23, 1998). With the announced restatement of Kimberly-Clark's prior financial statements, Kimberly-Clark should be in a position to move forward to complete the merger with Ballard. The merger had been on hold pending resolution of review by the SEC of prior financial statements of Kimberly-Clark.

      4. In February, 1999, the Company commenced a voluntary recall to withdraw from the marketplace certain of its cardiac stimulation electrodes. The Company recorded a pretax charge of $1,412,700 in the first quarter of 1999 for costs associated with the recall. This charge is listed as an operating expense in the Company's statement of operations for the three months ended December 31, 1998. (See additional explanation in the Notes to Condensed Unaudited Consolidated Financial Statements in the Company's March 31, 1999 Form 10-Q filed May 12, 1999.) The Company does not expect further recalls of defibrillation pads which would increase the above-stated charge to earnings.

      5. Effective May 25, 1999, the Company acquired substantially all of the assets of Wiltek Medical, Inc. ( Wiltek ) for a purchase price of $5,465,597. The purchase of assets was pursuant to the Company s exercise of its $50,000 option under a February, 1998 Option Agreement. The acquisition has been accounted for using the purchase method of accounting and, as such, Wiltek s results of operations have been included in the accompanying consolidated financial statements from the date of acquisition. The cost of this acquisition exceeded the estimated fair value of the acquired net assets by $4,157,442, which is being amortized over 10 years. Pro forma financial information is not presented, since the effect on the Company s financial position and earnings was not significant.

                                      12
      6. Effective June 15, 1999, the Company acquired a portfolio of patents covering endotracheal suction catheter inventions of Professor Walter Jinotti ( Jinotti ), together with related manufacturing equipment and certain other assets of University Medical Products, Inc. ( University Medical ), for a cash purchase price of $2,000,000 and a 3-year, noninterest bearing payment obligation of $2,500,000. This balance owed is payable $1,000,000 on June 15, 2000, $1,000,000 on June 15, 2001, and
          $500,000 on June 15, 2002.

      7.  On  June 10,  1999,  the Company  declared  a semi-annual  cash
          dividend   of  $.05  per   share,  payable  July   8,  1999  to
          shareholders of record as of June 21, 1999.

      8.  The  Company  has  elected  to  continue  to  apply  Accounting
          Principles  Board  ( APB )  Opinion  No. 25  (as  permitted  by
          Statement  of Financial Accounting  Standards ( SFAS ) No. 123,
           Accounting  for Stock-Based  Compensation ).   The appropriate
          required  disclosure of  the effects  of SFAS  No. 123  will be included in the notes to the consolidated financial statements in the Form 10-K for the year ending September 30, 1999.

      9. Effective for the year ended September 30, 1998, the Company adopted SFAS No. 128, "Earnings Per Share", and retroactively restated all prior-period earnings per share data, to conform to the statement. Accordingly, net income per common share is computed by both the basic method, which uses the weighted average number of the Company s common shares outstanding and the diluted method, which includes the dilutive common shares from stock options, as calculated using the treasury stock method.

     10. Effective for the year ending September 30, 1999, the Company adopted SFAS No. 130, "Comprehensive Income". Comprehensive income for the three and nine months ended June 30, 1999 was $5,522,166 and $18,940,315, respectively.

     11. On April 29, 1999 a Trust Deed Note (dated April 29, 1997) owed to the Company by Wasatch Pacific, Inc. became due and payable in full. The Company has received no payments on this note since May, 1998 when accrued interest on the note was paid in full. The balance of principal and interest now owing is approximately $4,412,000. The note is secured by the lien of a first trust deed against approximately forty-two acres of land located to the south of the Company's Draper, Utah facility and a first lien against 42 shares of East Jordan Irrigation Company. The Company has commenced proceedings to foreclose the lien of its first trust deed. Management believes that the property and water shares together have current value in excess of this uncollected obligation.





                                      13
     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The Company's 1998 Annual Report to Shareholders contains management's discussion and analysis of the financial condition at, and results of operations for, the year ended September 30, 1998. The following discussion and analysis describes material changes in the Company's financial condition and position from September 30, 1998. Trends of a material nature are discussed to the extent known and considered relevant. The analysis of results of operations compares the three and nine months ended June 30, 1999 with the corresponding periods of 1998. This analysis should be considered in conjunction with the condensed unaudited consolidated balance sheets, condensed unaudited consolidated statements of operations, and condensed unaudited consolidated statements of cash flows.

     RESULTS OF OPERATIONS

          SALES - Net sales for the three and nine months ended June 30, 1999 were $35,750,752 and $110,176,497, respectively, compared with $38,249,804 and $111,067,421, respectively, for the corresponding three and nine months ended June 30, 1998. Sales decreased 6.5% and 0.8%, respectively, for the three and nine months ended June 30, 1999.

          The decline in sales is principally due to the Company s continuing to undo dealer incentive programs. For the three months ended June 30, 1999, domestic dealer sales (i.e., sales to dealers located in the USA) totaled $11,988,979, a decrease of 21.1% from domestic dealer sales of $15,198,536 for the three months ended June 30, 1998. For the nine months ended June 30, 1999, domestic dealer sales totaled $41,097,416, a decrease of 16.6% from domestic dealer sales of $49,291,548 for the nine months ended June 30, 1998. Sales also continue to be negatively impacted by lower priced contracts with group purchasing organizations.

          Other Company sales, i.e., direct sales to U.S. hospitals and international sales, continue growth trends. Direct sales to hospitals for the nine months ended June 30, 1999 were $50,554,931, reflecting a year-to-date growth rate of 9.7% when compared to hospital sales of $46,089,151 for the nine months ended June 30, 1998. International sales for the nine months ended June 30, 1999 were $18,824,150, reflecting a year-to-date growth rate of 17.1% when compared to international sales of $16,075,163 for the nine months ended June 30, 1998.

          The Company continued its market expansion of the Interventional Care product lines which includes the MIC enteral feeding catheters, as well as endoscopic devices. Total Interventional Care product sales for the three and nine months ended June 30, 1999 were $11,374,758 and $33,164,136, respectively, representing growth of 13.0% and 16.7%, respectively, over the corresponding periods of fiscal year 1998.

                                      14
          No significant price increases occurred during the three months covered by this report. The Company continues to enter into and renew long-term contracts with group purchasing organizations in order to maintain its presence in those hospital groups. The Company s prices continue to be impacted by price reduction pressures from hospitals and the impact of these contracts with group purchasing organizations.

          Substantially all sales of the Company and related receipts were in U.S. dollars.

          COST OF PRODUCTS SOLD - Cost of products sold for the three and nine months ended June 30, 1999 were $12,709,620 and $40,408,294, respectively, compared to $13,846,417 and $40,440,094 (without considering the impact of $1,094,480 in nonrecurring charges), respectively, for the corresponding three and nine months in fiscal year 1998. As a percentage of net sales, cost of products sold for the three and nine months ended June 30, 1999 was 35.6% and 36.7%, respectively, compared to 36.2% and 36.4% (without considering the impact of the nonrecurring charges), respectively, for the three and nine months ended June 30, 1998.

          The slight increase in cost of products sold as a percentage of net sales for the nine months ended June 30, 1999 reflects the continued pricing pressures which exist throughout the health care sector, as well as the overall impact of increasing raw material and labor costs. The Company continues to refine and automate its manufacturing processes, especially those of acquired product lines, as well as expand its injection molding and tubing extrusion capacity, all in an effort to improve its product margins.

          OPERATING EXPENSES - Operating expenses generally consist of selling, general, and administrative expenses, research and development expenses, and royalty expenses. For the nine months ended June 30, 1999, operating expenses also include $1,412,700 in costs associated with the recall of certain of the Company's cardiac stimulation electrodes (see Notes to Condensed Unaudited Consolidated Financial Statements). Also included are $2,070,918 in merger related costs associated with the pending merger of Ballard with Kimberly-Clark (see Notes to Condensed Unaudited Consolidated Financial Statements). For the nine months ended June 30, 1999, operating expenses also include the nonrecurring charges associated with the impairment of certain intangible assets and the severance and related restructuring costs associated with the closures of several manufacturing facilities (see Notes to Condensed Unaudited Consolidated Financial Statements in the March 31, 1999 Form 10-Q filed May 12, 1999).

          Total operating expenses for the three and nine months ended June 30, 1999 were $13,617,426 and $38,273,759 (without regards to the impact of the recall and merger costs), respectively, which represent an increase of 21.9% and 13.5%, respectively, over the corresponding three and nine months of fiscal year 1998 (without regards to the nonrecurring charges). As a percentage of net sales,

                                      15
     operating expenses for the three and nine months ended June 30, 1999 totaled 38.1% and 34.8% (without regards to the impact of the recall and merger costs), respectively, compared to 29.2% and 30.4% (with-out regards to the nonrecurring charges), respectively, for the corresponding three and nine months of fiscal year 1998.

          The major component of operating expense, selling, general, and administrative expense, increased 20.4% and 10.3%, respectively, for the three and nine months ended June 30, 1999 over the corresponding three and nine months of fiscal year 1998. The increases are primarily due to the existence of fixed sales-related costs and decreased levels of sales. As a percentage of net sales, selling, general, and administrative expenses for the three and nine months ended June 30, 1999 were 33.5% and 30.2%, respectively, compared with 26.0% and 27.2%, respectively, for the same periods in fiscal year 1998.

          Research and development expenses and royalty expenses, as a percentage of net sales, showed significant increases for the three and nine months ended June 30, 1999 due primarily to the decreased levels of sales for the quarter and nine months and due to the addition of royalty obligations on the Tri-Med product line.

          OTHER INCOME - Other income (net of other expenses) consists principally of interest income from investments and royalty income from the licensing of the TRACH CARE closed suction system. For the three and nine months ended June 30, 1999, other income totaled $978,959 and $3,608,066, respectively, compared to $1,416,128 and
     $3,841,313, respectively, for the corresponding periods in fiscal year 1998. Interest income earned from short-term investments was $764,432 and $2,383,597, respectively, for the three and nine months ended June 30, 1999, compared with $737,440 and $2,173,623, respectively, for the corresponding periods in fiscal year 1998. The slight increase in interest income during the nine months ended June 30, 1999 is attributable to the increase in the value of short-term investments and interest-bearing cash accounts. Royalty income continues to decline, decreasing from $1,585,000 in the nine months ended June 30, 1998 to $1,200,000 for the nine months ended June 30, 1999. The decrease is due to decreased sales of closed suction catheters by the licensee.

          NET INCOME - Net income after taxes for the three and nine months ended June 30, 1999 (excluding the effects of the recall and merger costs - net of tax) decreased to $6,189,586 and $21,237,019, respectively, compared to $8,845,647 and $24,765,554 (excluding the effects of the nonrecurring charges net of tax), respectively, for the corresponding periods of fiscal year 1998. As a percentage of net sales, net income after taxes for the three and nine months ended June 30, 1999 (excluding the effects of the recall and merger costs - net of tax) was 17.4% and 19.3%, respectively, compared with 23.1% and 22.3% (excluding the effects of the nonrecurring charges net of tax), respectively, for the corresponding periods of fiscal year 1998.

                                      16
          The decreased profit levels principally reflect the decline in net sales.

     LIQUIDITY AND CAPITAL RESOURCES

          For the nine months ended June 30, 1999 the Company's operating activities provided $34,997,067 in cash flows, compared with $25,446,029 in cash flows provided during the nine months ended June 30, 1998. At June 30, 1999, working capital totaled $147,171,377, compared with $127,344,729 at September 30, 1998, and its current ratio was 16.5 to 1.0 at June 30, 1999. The Company had $98,166,554 in cash, cash equivalents, and short-term investments at June 30, 1999, compared with $70,558,861 at September 30, 1998.

          Significant uses of cash during the nine months ended June 30, 1999 included approximately $7,416,000 in net asset acquisitions, $2,056,000 in additions to property and equipment, payment of $3,067,000 in dividends, and $324,000 in additions to intangibles.

     YEAR 2000 ISSUES

          The Year 2000 Issue is the result of potential problems with computer systems or any equipment with computer chips that use dates where the date has been stored as just two digits (e.g., 97 for
     1997). On January 1, 2000, any clock or date recording mechanism, including date sensitive software, which uses only two digits to represent the year, may recognize a date using 00 as the year 1900 rather than the year 2000. In addition, some computer chips may not have the ability to function properly when reading certain dates in calendar year 1999 (e.g., 9/9/99). These computer problems could result in a system failure or miscalculations causing disruption of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar activities.

          For almost two years, the Company has been carrying out a comprehensive program of assessing and implementing changes and upgrades needed in order to be prepared for the Year 2000 and even the Year 1999. The scope of the project covers all computer systems, network hardware, production process controllers, office equipment, access control, maintenance machinery, manufacturing equipment and the Company's products.

          To assist with this project, the Company engaged the services and expertise of Quantified Management, a computer services consulting firm from Salt Lake City, Utah. In 1997, the Company acquired a project management package (QM System 2000) from Quantified Management intended to guide the Company through all aspects of solving the Year 2000 Issue. This tool bundled a comprehensive project management program with interactive coaching services from Quantified Management, to assist the Company in its Year 2000 compliance efforts.



                                      17
          The Company's internal systems and production equipment, with a few exceptions, have been certified by the manufacturers to be Y2K compliant. The exceptions are being addressed.

          The Company has completed formal communications with all of its significant suppliers and large customers to determine the extent to which the Company may be vulnerable to their failure to remediate their own Year 2000 Issues. Nonresponsive parties were sent follow up surveys and requests. The Company has received back responses from most of those contacted by the Company, none of which responses indicated that the responding party would not be prepared for the Year 2000. The Company can give no guarantee that the systems of other companies on which the Company's systems rely will be converted on time or that a failure to convert by another company or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. Contingency plans are being prepared by the Company for all identified critical areas.

          The Company has used internal and external resources to implement, reprogram, or replace and test software and related assets affected by the Year 2000 Issue. The total cost of the Year 2000 project is estimated at $400,000 and is being funded through operating cash flows. The Company will be able to capitalize the portion of this cost that relates to the acquisition of software and hardware.

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

     RISK FACTORS

          COMPETITION. The medical device industry is characterized by rapidly evolving technology and increased competition. There are a number of companies that currently offer, or are in the process of developing, products that compete with products offered by the Company, including the Company's flagship TRACH CARE closed suction catheter. Some of these competitors have substantially greater capital resources, research and development staffs and experience in the medical device industry. These competitors may succeed in developing technologies and products that are more effective than those currently used or produced by the Company or that would render some products offered by the Company obsolete or noncompetitive. Competition based on price is becoming an increasingly important factor in customer purchasing patterns as a result of cost contain-ment pressures on, and consolidation in, the health care industry.

                                      18
     Such competition has exerted, and is likely to continue to exert, downward pressure on the prices the Company is able to charge for its products. The Company may not be able to offset such downward price pressure through corresponding cost reductions. Price reductions could have an adverse impact on the business, results of operations, financial condition, or cash flows of the Company.

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

          HEALTH CARE REFORM/PRICING PRESSURE. The health care industry in the United States continues to experience change. Health care reform proposals have been formulated by members of Congress. In addition, state legislatures periodically consider various health care reform proposals. Federal, state and local government representatives will, in all likelihood, continue to review and assess alternative health care delivery systems and payment methodologies, and ongoing public debate of these issues can be expected. Cost containment initiatives, market pressures and proposed changes in applicable laws and regulations may have a dramatic effect on pricing or potential demand for medical devices, the relative costs associated with doing business and the amount of

                                      19
     reimbursement by both government and third-party payors. In particular, the industry is experiencing market-driven reforms from forces within the industry that are exerting pressure on health care companies to reduce health care costs. These market-driven reforms are resulting in industry-wide consolidation that is expected to increase the downward pressure on product margins, as larger buyer and supplier groups exert pricing pressure on providers of medical devices and other health care products. Both short-term and long-term cost containment pressures, as well as the possibility of regulatory reform, may have an adverse impact on the Company's results of operations and financial condition. The Company's products consist primarily of disposable medical devices. Cost containment pressures on hospitals are leading some facilities to use certain disposable devices longer than they have been used in the past, even longer than permitted by product labeling. This phenomenon could result in a reduction in Company sales, because extended use and device reuse mean fewer unit purchases.

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

                                      20
          TECHNOLOGICAL CHANGE. The medical technology as utilized by the Company has been subject to rapid advances. While the Company feels that it currently possesses the technology necessary to carry on its business, its commercial success will depend on its ability to remain current with respect to such technological advances and to retain experienced technical personnel. Furthermore, there can be no assurance that other technological advances will not render the Company's technology and certain products uneconomical or obsolete.

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

                                      21
     Company common stock issued for the acquisition; and (3) whether the transaction can be treated as a pooling of interests. The issuance of Company common stock for material acquisitions could also result in large blocks of Company stock being held by new voting groups and could therefore have an effect on the voting control of the Company.

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

          INTANGIBLES.  As of  June 30, 1999, $43,587,886 (17.6%)  of the
     Company's total assets consisted of intangible assets (cost in excess of fair value of net assets acquired and patents and other intangibles) net of amortization. $28,937,147 of these intangible assets represent the difference between the purchase price paid by the Company for various acquisitions and the fair market value of net assets purchased, net of amortization. The approximate amount of amortization expense related to intangibles for the nine months ended June 30, 1999 was $2,781,000, and this of course reduces net income.

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

          UNCERTAINTY OF FINANCIAL RESULTS AND CAPITAL NEEDS. There may be substantial fluctuations in the Company's results of operations because of the timing and recording of revenues and market acceptance of existing Company products. The ability of the Company to expand its manufacturing and marketing operations cannot be predicted with certainty. If revenues do not continue to increase

                                      22
     as rapidly as they have in the past few years, or if manufacturing, marketing, or research and development are not successful or require more money than is anticipated, the Company may have to scale back product marketing, development and production efforts and attempt to obtain external financing. There can be no assurance that the Company would be able to obtain timely external financing in the amounts required or that such financing, if available, would be on terms advantageous to the Company.

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

          For the three and nine months ended June 30, 1999, international sales were $6,746,764 and $18,824,149, respectively, representing 18.9% and 17.1%, respectively, of total net sales of the Company.

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

                                      23
     PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

          BALLARD MEDICAL PRODUCTS v. ALLEGIANCE HEALTHCARE CORPORATION AND SORENSON CRITICAL CARE, INC.

          The parties to this case have substantially completed the discovery process (i.e., exchange of information and documents, depositions, etc.). A pretrial conference is scheduled before the District Court for August 31, 1999. At this pretrial, it is anticipated that the Court will hear arguments from counsel for all parties on four different motions for summary judgment previously filed by defendants and will review and make inquiry into the parties' respective legal positions regarding patent claim interpretation and other issues. A trial in this case is scheduled to start September 20, 1999.

          BALLARD MEDICAL PRODUCTS V. ABBOTT LABORATORIES

          On or about May 28, 1999, the Company filed a complaint against Abbott Laboratories, as defendant, in the United States District Court for the District of Utah, Central Division. The Company has not yet served the summons and complaint on Abbott, pending the outcome of settlement negotiations between the parties. The complaint is principally based upon Abbott's unauthorized, infringing, and diluting use of Ballard's widely recognized trade dress on Ballard's MIC-KEY low profile gastrostomy enteral feeding catheter. In other words, Ballard alleges that Abbott's Ross Hide-A-Port Low Profile Balloon product is an unlawful copy of the MIC-KEY design. Additionally, the complaint is based upon alleged false and misleading advertisements by Abbott, which falsely compare Ballard's MIC-KEY product with Abbott's Ross Hide-A-Port Low Profile Balloon Gastrostomy Kit. Ballard Medical's complaint seeks monetary damages and injunctive relief baring Abbott's unauthorized use of Ballard's trade dress and Abbott's allegedly false advertising.

          OTHER LITIGATION

          The Company is also a party to ordinary routine litigation incidental to the Company's business.

     ITEM 2.  CHANGES IN SECURITIES

          There are no changes in the rights of the holders of common stock.

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          There are no senior securities of the Company.



                                      24
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Since  the   Company's   January,  1998   Annual   Meeting   of
     Shareholders, no matters have been submitted to a vote of the shareholders.

     ITEM 5.  OTHER INFORMATION

          The Company has no information to report under this item.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS.  Documents filed at part of this report:

               Financial Data Schedule

          (b)  REPORTS ON FORM 8-K.   No reports on  Form 8-K were  filed
     during the quarter for which this report is filed.


                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   BALLARD MEDICAL PRODUCTS
                                   (Registrant)

     Date:  8/3/99                 Dale H. Ballard, President and
                                   Principal Executive Officer

     Date:  8/3/99                 Kenneth R. Sorenson,
                                   Treasurer and
                                   Principal Financial Officer


                               INDEX TO EXHIBITS

       EXHIBIT
        NUMBER       DESCRIPTION OF EXHIBIT                  PAGE NO.

            27      Financial Data Schedule                     26















                                      25